Form 10QSB
period 1994-06-30
ACHIOTE CORP
filed 1998-03-23
CIK 919599

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
June 30, 1994                                                        0-23498


                                               ACHIOTE CORPORATION
                          (Exact Name of Registrant as specified in its Charter)


            Delaware                                               33-0601487
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                     424,600
----------------------------------                      --------------------
Title of Class                                    Number of Shares outstanding
                                                          at June 30, 1994

No exhibits included.



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $109 and $124 (Note 1)                                       177               162

              TOTAL ASSETS                                                                  $     177         $     162



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $      60         $     178

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,129)           (1,262)


              TOTAL STOCKHOLDERS' EQUITY                                                          117                16



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     177         $     162

                                 See accompanying Notes to Financial Statements



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1994                        1993                    JUNE 30, 1994



REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                           118                                                   1,138
    Amortization                                                          15                          15                         124
TOTAL OPERATING EXPENSES                                                 133                          15                     (1,262)


NET (LOSS)                                                  $          (133)            $           (15)              $      (1,262)

NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)              $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600                     400,000                     407,605



                                 See accompanying Notes to Financial Statements




                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1994                        1993                    JUNE 30, 1994


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $          (133)            $           (15)              $      (1,262)

     Add item not requiring the
         use of cash                                                      15                         124                         124

     Increase (decrease) in accounts
         payable                                                         118                                                     178



     Net cash flows from operating
         activities                                                                                                            (960)

     CASH FLOWS INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (286)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD                                                                  214

CASH BALANCE AT END OF PERIOD                               $                           $            214              $



                                 See accompanying Notes to Financial Statements

                                                ACHIOTE CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1994, the results of operations for the three months ended June 30, 1994 and 1993, and the cash flows for the three months ended June 30, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the three months ended June 30, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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


                                                            ACHIOTE CORPORATION



Date:     August 9, 1994                       By:  /s/ Eric Anderson
                                                    -----------------
                                                 Eric Anderson,
                                              Chairman and Chief Financial
                                               Officer (chief financial officer
                                             and accounting officer and duly
                                                    authorized officer)