Form 10QSB
period 1994-12-31
ACHIOTE CORP
filed 1998-03-23
CIK 919599

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission File Number
December 31, 1994                                        0-23498


                                               ACHIOTE CORPORATION
                       (Exact Name of Registrant as specified in its Charter)


            Delaware                                           33-0601487
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                    424,600
----------------------------------                      --------------------
Title of Class                                  Number of Shares outstanding
                                                       at December 31, 1994

No exhibits included.




                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $109 and $152 (Note 1)                                       177               134

              TOTAL ASSETS                                                                  $     177         $     134



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $      60         $     428

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,129)           (1,540)


              TOTAL STOCKHOLDERS' EQUITY                                                          117               294



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     177         $     134

                                 See accompanying Notes to Financial Statements



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                          CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,            TO DECEMBER
                                                             1994            1993            1994           1993           31, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $     -0-

OPERATING EXPENSES

    General and Administrative                                   368                                0                         1,388
    Amortization                                                  43              27               14              14           152
TOTAL OPERATING EXPENSES                                         411              27               14              14         1,540

NET (LOSS)                                              $      (411)     $      (27)     $       (14)    $       (14)     $  (1,540)

NET (LOSS) PER SHARE                                    $      (.01)     $     (Nil)     $      (Nil)    $      (Nil)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         400,000          424,600         400,000




                                 See accompanying Notes to Financial Statements



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                          CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,           TO DECEMBER
                                                             1994            1993            1994           1993           31, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $      (411)     $      (27)     $          0    $       (14)     $  (1,526)

    Add item not requiring the
       use of cash-Amortization                                   43              27               14              14           157

       Increase (decrease) in accounts
       payable                                                   368                               14                           386



    Net cash flows from operating
       activities                                                                                                              (983)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (286)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock                                                                                                     746


       Net Cash flows from financing
         activities                                                                                                           1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD                                              237                              237

CASH BALANCE AT END OF PERIOD                           $                $       237     $               $        237     $


                                 See accompanying Notes to Financial Statements

                                                ACHIOTE CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 DECEMBER 31, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1994, the results of operations for the nine and three months ended December 31, 1994 and 1993, and the cash flows for the nine and three months ended December 31, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine and three months ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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