Form 10QSB
period 1995-06-30
ACHIOTE CORP
filed 1998-03-23
CIK 919599

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                      Commission File Number
June 30, 1995                                               0-23498


                                               ACHIOTE CORPORATION
                        (Exact Name of Registrant as specified in its Charter)


            Delaware                                             33-0601487
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       424,600
----------------------------------                 --------------------
Title of Class                                Number of Shares outstanding
                                                            at June 30, 1995

No exhibits included.



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $166 and $180 (Note 1)                                       120               106

              TOTAL ASSETS                                                                  $     120         $     106



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     428         $     428

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,554)           (1,568)


              TOTAL STOCKHOLDERS' EQUITY                                                        (308)             (322)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     120         $     106

                                 See accompanying Notes to Financial Statements



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995



REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                          -0-                          118                       1,388
    Amortization                                                          14                          15                         180
TOTAL OPERATING EXPENSES                                                  14                         133                     (1,568)


NET (LOSS)                                                  $           (14)            $          (133)              $      (1,568)

NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)              $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600                     400,000                     415,357



                                 See accompanying Notes to Financial Statements



                               ACHIOTE CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $           (14)            $          (133)              $      (1,568)

     Add item not requiring the
         use of cash                                                      14                          15                         180

     Increase (decrease) in accounts
         payable                                                         -0-                         118                         428



     Net cash flows from operating
         activities                                                                                                            (960)

     CASH FLOWS INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (286)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                               $                           $                             $


                                 See accompanying Notes to Financial Statements

                                                ACHIOTE CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three months ended June 30, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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


                                                             ACHIOTE CORPORATION



Date:     February 7, 1996                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                        President and Chief Financial
                                        Officer (chief financial officer
                                         and accounting officer and duly
                                                authorized officer)