Form 10KSB
period 1997-03-31
ACHIOTE CORP
filed 1998-03-23
CIK 919599

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23498

                                                ACHIOTE CORPORATION
                   (Exact name of small business issuer in its charter)

                         DELAWARE                                 33-0601487
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                                        Identification No.)

                 1500 Quail Street, Suite 550
                 Newport Beach, California                             92660
           (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1997:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1997, there were 115 stockholders of record.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

            Jehu Hand has been President and Secretary of the Company since its inception and Chief Financial Officer since January 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1997.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996 and 1997 such expenses totalled $428, $801 and $956. On April 1, 1996 the Company gave the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option.

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

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23498.
(2)      Incorporated by reference to the Company's 1996 Annual Report.

        (b)                Reports on Form 8-K.

                           Not Applicable.

THURMAN SHAW & CO., L.C.
Certified Public Accountants


                                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Achiote Corporation

We have audited the statements of financial position of Achiote Corporation ( a development stage company) as of March 31, 1997, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period May 4, 1992 (date of inception) through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Achiote Corporation from inception through March 31, 1994 (not presented herein), were audited by another whose report, dated July 7, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Achiote Corporation (a development stage company) as of March 31, 1997, 1996 and 1995, and the results of its operations, changes in stockholders' equity and cash flows for the period May 4, 1992 (date of inception) through March 31, 1997, in conformity with generally accepted accounting principles.



THURMAN SHAW & CO., L.C.
Bountiful, Utah
February 17, 1998


ACHIOTE CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,       March 31,
                                                                                      1997             1996             1995


CURRENT ASSETS - CASH                                                               $                $             $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $280 $223 and $166                                              6                63               120


     TOTAL ASSETS                                                                   $       6        $       63    $          120



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    956         $     801     $           428

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425              425                  425

Additional paid-in Capital                                                               821               821                 821

Accumulated deficit during the development stage                                     (2,196)           (1,984)              (1,554)


     TOTAL STOCKHOLDERS' EQUITY                                                        (950)             (738)                (308)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $      6         $      63       $         120










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


ACHIOTE CORPORATION
(A Development Stage Company)                                                              Statements of Operations



                                                                                                                       CUMULATIVE
                                                                                                                          FROM
                                                                                     FOR THE                            INCEPTION
                                                                                   YEAR ENDED                         (May 4, 1992)
                                                                                                                          TO
                                                              March 31, 1997      March 31, 1996   March 31, 1995    March 31, 1997


REVENUES                                                      $                  $                 $                  $

OPERATING EXPENSES

    General and Administrative                                           155                 373              368            1,916
    Amortization                                                          57                  57               57              280
TOTAL OPERATING EXPENSES                                                 212                 430              425            2,196


NET (LOSS)                                                    $        (212)     $         (430)   $         (425)          (2,196)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $         (Nil)     $      (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600             424,600          424,600           418,913


































                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




ACHIOTE CORPORATION                                                                        Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1997



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (272)           (272)

Balances at
    March 31, 1993                                 400,000                400             100             (272)             228

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,129)     $       117

Net (loss)                                                                                                (425)           (425)

Balances at
  March 31, 1995                                   424,600       $        425    $        821       $   (1,554)     $     (308)

Net (loss)                                                                                                (430)           (430)

Balances at
  March 31, 1996                                   424,600       $        425    $        821       $   (1,984)     $     (738)

Net (loss)                                                                                                (212)           (212)

Balances at March 31, 1997
                                                   424,600       $        425    $        821       $   (2,196)     $     (950)








                           The accompanying  notes are an integral part of these
financial statements.




ACHIOTE CORPORATION
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                       CUMULATIVE
                                                                    FOR THE            FOR THE         FOR THE      FROM INCEPTION
                                                                     YEAR               YEAR             YEAR         (May 4, 1992)
                                                                     ENDED              ENDED            ENDED               TO
                                                                March 31, 1997     March 31, 1996  March 31, 1995     March 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss)                                                   $      (212)       $      (430)    $        (425)     $     (2,196)

    Add item not requiring the use
      of cash - amortization                                               57                 57               57               280

    Increase  in accounts payable                               155                373              368               956

    Net cash flows from operating activities                                                                                   (960)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization costs                                                                                                         (286)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to capital                                                                                                     500
    Sale of common stock                                                                                                        746
    Net cash flows from financing activities                                                                                  1,246


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

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996 and 1997 such expenses totalled $480, $801 and $956. The Company has given the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option, which is included in accounts payable, representing $801 of this obligation.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $956 that would begin expiring in the year 2009.


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

ACHIOTE CORPORATION
(A Development Stage Company)                    Notes to Financial Statements

Options outstanding:
            Shares allocated                             2,000,000

                 Option price                       $          .50

            Balance at inception                                --
            Granted                                         40,000
            Balance outstanding at
            March 31, 1993                                  40,000
            Granted                                             --
            Balance outstanding at
            March 31, 1994                                  40,000

            Granted                                         20,000
            Lapsed                                         (20,000)

            Balance Outstanding at
            March 31, 1995                                  40,000

            Granted                                              -
            Lapsed                                               -

            Balance Outstanding at
            March 31, 1996                                  40,000

            Granted                                              -
            Lapsed                                               -

            Balance Outstanding at
            March 31, 1997                                  40,000

            Exercisable in 1997                             40,000

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 1997.


                                                           ACHIOTE CORPORATION


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 2, 1998.



By:     /s/ Jehu Hand     President, Secretary, Chief Financial Officer
        Jehu Hand                  and Director