Form 10KSB
period 1998-03-31
GRAYSTONE WORLD WIDE INC
filed 1998-08-19
CIK 919599

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-23498

                       GRAYSTONE WORLD WIDE, INC.
                       --------------------------
          (Name of Small Business Issuer in its Charter)

         DELAWARE                                        33-0601487
         --------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                 282 S. Main Street, Suite C-D
                  Alpharetta, Georgia, 30004
                    -----------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (770) 619-9420

                     2506 Regency Lake Drive
                     Marietta, Georgia 30062
                     -----------------------
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common Voting
Stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes   X    No            (2)   Yes  X    No
                     ---                                ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  March 31, 1998
- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 18, 1998 - $12,564,000. There are approximately 1,396,000 shares of common voting stock of the Registrant held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Registrant. This valuation is based upon the average bid price for shares of common stock of the Registrant on the OTC Bulletin Board of the NASD on such date.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         August 18, 1998

                            14,782,000

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                        ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Effective March 20, 1998, Achiote Corporation, a Delaware corporation (the "Company"), effected a two for one forward split of its outstanding voting securities, while retaining the authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. This forward split was reflected in an amendment to the Articles of the Incorporation of Company of such date, and in which the name of the Company was changed from "Achiote Corporation" to "Graystone World Wide, Inc." A copy of the Articles of Amendment respecting these changes was attached to the 8-K Current Report of the Company dated March 26, 1998, which has been previously filed with the Securities and Exchange Commission (the "Commission") and which is incorporated herein by reference. See Part III,
Item 13, of this Report.

     Pursuant to an Agreement and Plan of Reorganization dated March 20, 1998 (the "Plan"), between the Company; Graystone World Wide, Inc., a Nevada corporation ("Graystone Nevada"); and the sole stockholder of Graystone Nevada (the "Graystone Nevada Stockholder"), the Graystone Nevada Stockholder became the controlling stockholder of the Company in a transaction viewed as a reverse acquisition, and Graystone Nevada became a wholly-owned subsidiary of the Registrant. The Plan was treated as a recapitalization of Graystone Nevada for accounting purposes, and the effective date of the Plan was March 26, 1998. For further information, see the 8-K Current Report of the Company dated March 26, 1998. See Part III, Item 13, of this Report.

Business.
---------

     The Company is a holding company specializing in the international footwear industry. Its primary objective is to build a core of subsidiaries while acquiring and joint venturing with other companies with an emphasis on manufacturing footwear.

     The only business operations of the Company currently involve the management of another footwear company, which currently manufactures footwear under the Company's name, pending negotiations to acquire this entity.

Principal Products or Services and their Markets.
-------------------------------------------------

     It is principally engaged in the manufacture and distribution of American-made fabric shoes. These products are to be marketed globally.

Competition.
------------

     Domestically, management believes that there is no competition for the particular market-niche associated with the type of fabric shoes currently being manufactured and marketed under the Company's label. Internationally, only China represents any principal competition.

Sources and Availability of Raw Materials.
------------------------------------------

     The Company has established and maintains a wide variety of raw material sources around the globe to include, but are not limited to: Chile, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Venezuela. Management believes there are ample supplies of raw materials for its present and contemplated business operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     None, not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     None, not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     The Company is subject to Regulation 14A of the Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds or that funds will be raised through the limited offering of the Company's securities to "accredited investors." See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2, of this Report.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable.

Research and Development Expenses.
----------------------------------

     None; not applicable.

Number of Employees.
--------------------

     Approximately 10 employees.

Item 2.  Description of Property.
         ------------------------

     The Company currently maintains its corporate headquarters in Alpharetta, Georgia, in approximately 2600 square feet of leased office space, on a three year lease at a lease price of $4,400 per month.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was been submitted to a meeting of the stockholders during the preceding fiscal year.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has only been "public market" for shares of the Company's common stock since the second quarter of 1998. On or about May 21, 1998, the Company obtained a listing on the OTC Bulletin Board of the NASD under the
trading symbol "GSWW."   This is not an "established trading market."

     The range of high and low bid quotations for the Company's common stock during the quarter ended June 30, 1998, is shown below.
Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

June 30, 1998                           9.125                9.00


Holders
-------

     The number of record holders of the Company's common stock as of August 18, 1998, was approximately 125.

Options and 144 Sales
---------------------

     The Company does not have any outstanding options or warrants.

     The only "restricted securities" of the Company which can currently be sold under Rule 144 amount to 324,038 shares of common stock which were issued to certain consultants of Graystone Nevada under Rule 701 of the Commission and written compensation agreements, which were assumed by the Company under the Plan between the Company and Graystone Nevada. See the heading "Business Development," Item 1, Part I, of this Report. Also, see the heading "Recent Sales of Unregistered Securities," below, of this Item, for other holding periods of "restricted securities."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's current and intended business operations. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table outlines all sales of "restricted securities" by the Company during the past three years.

Name                            Date           Number of Shares

Jehu Hand, Esq.               1/01/98               311,000(1)

Donald J. Hallisy             3/20/98            12,463,000(2)

Leonard W. Burningham, Esq    3/20/98                74,778(3)

Dennis P. Nielsen             3/20/98               249,260(3)

Pegasus Investment Holdings
Limited                       4/16/98               100,000(4)

     (1) These shares were issued as a result of a conversion of Promissory Note executed by the Company in 1996, and for all requirements of Rule 144, this stockholder was able to tack his holding period to the initial date of the Promissory Note; as a result, these shares of common stock are presently available for resale under subparagraph (k) of Rule 144.

     (2) These shares were issued pursuant to the Plan whereby the Company acquired all of the outstanding securities of Graystone Nevada, effective March 20, 1998.

     (3) These shares were issued pursuant to Rule 701 of the Commission and written compensation agreements with Graystone Nevada, which were adopted by the Company, effective March 20, 1998.

     (4)   These shares were issued for $300,000.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     While maintaining its core markets, and strengthening its relationship with large domestic retailers, the Company will initiate planned mergers with and/or acquisition of certain targeted niche-market companies with established markets, assets and core management in the footwear field. The Company's primary objective is to generate $38 million in gross revenues in 1998 by developing the Company's core subsidiaries and joint-venturing with other companies with an emphasis in footwear manufacturing. The Company has entered into discussions with several investment bankers and is preparing for a planned secondary public offering of its common stock, concurrent with an application for listing on NASDAQ.

     The foregoing is based upon "forward looking" information, and assumes the acquisition of an entity currently being managed by the Company and which manufactures footwear under the Company's name, as to which no assurance can be given. See the heading "Business," of Item 1, Part I, of this Report.

Results of Operations.
----------------------

     Revenues for the fiscal years ending March 31, 1996, 1997 and 1998, were $0, $0 and $0, respectively.

     The Company had a net loss of ($430) during the fiscal year ended March 31, 1996; a net loss of ($212) for the year ended March 31, 1997; and a net loss of ($8,051) for the year ended March 31, 1998.

Liquidity.
----------

     During the fiscal year ended March 31, 1996, the Company and its subsidiaries had total expenses of $430, while receiving $0 in revenues; the Company and its subsidiaries received $0 in revenues, with total expenses of $212 during the fiscal year ended March 31, 1997; the Company and its subsidiaries had $0 in revenues, with total expenses of $8,051 during the fiscal year ended March 31, 1998.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 1996, 1997 and 1998

          Independent Auditor's Report

          Consolidated Balance Sheets - March 31, 1998

          Consolidated Statements of Operations from inception
          on May 4, 1992 to March 31, 1998
          and the Years ended March 31, 1998, 1997 and
          1996

          Consolidated Statements of Stockholders' Equity (Deficit) for the period April 1, 1995 to March 31, 1998

          Consolidated Statements of Cash Flows from inception
          on May 4, 1992 to March 31, 1998
          and the Years ended March 31, 1998, 1997 and
          1996

          Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Donald J. Hallisy   President           3/98                *
                    Director            3/98                *

John L. Melcher     Vice President      3/98                *
                    Treasurer           3/98                *

Adam Jory Waxman    Exec. Vice Pres.    3/98                *
                    CEO                 3/98                *

          *    These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Donald J. Hallisy. Mr. Hallisy is 65 years of age and has served as a Chief Executive Officer, President of both large and small private companies. Mr. Hallisy has vast experience in both the footwear and apparel industries. For the past eighteen years, Mr. Hallisy has been principally involved in the shoe business. During this time period, Mr. Hallisy developed working relationships with various shoe manufacturers across Central, and South America.

     John L. Melcher. Mr. Melcher is 55 years of age and is currently responsible for all phases of Information Systems Management and office management. Mr. Melcher received his Bachelor Degree's in Business Management and Computer Science in 1970 from the University of Wisconsin. Mr. Melcher has spent 25 years with I.B.M. as a designer of computer applications within the manufacturing arena. Over the years he concentrated in the areas of Purchase and Manufacturing Order Control, Inventory Control and the systems that control these activities.

     Adam Jory Waxman. Mr. Waxman is 34 years old and his responsibilities include the day to day operations of the Company and its affiliates; the development and implementation of business plans and budgets; and the implementation of all merger and acquisition activities envisioned by the Company. He brings 16 years of experience in international business and technology management. He also received a B.S. Degree in Management from Post College, Waterbury, Connecticut.

Family Relationships
--------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     To the knowledge of management, all reports required to be filed under
Section 16(a) of the Securities and Exchange Act of 1934, as amended, have been filed by directors, executive officers, promoters and control persons of the Company.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Donald J.
Hallisy,    3/31/96    0     0     0     0      0     0   0
President,  3/31/97    0     0     0     0      0     0   0
Director    3/31/98    0     0     0     0      0     0   0


John L.
Melcher,    3/31/96    0     0     0     0      0     0   0
V-Pres.,    3/31/97    0     0     0     0      0     0   0
Treasurer,  3/31/98    0     0     0     0      0     0   0

Adam Jory
Waxman,     3/31/96    0     0     0     0      0     0   0
Exec V-Pres 3/31/97    0     0     0     0      0     0   0
CEO         3/31/98    0     0     0     0      0     0   0


Bonuses and Deferred Compensation
---------------------------------

     None.


Compensation Pursuant to Plans
------------------------------

     None.

Pension Table
-------------

     None; not applicable.

Other Compensation
------------------

     None.

Compensation of Directors
-------------------------

     None.

Employment Contracts
--------------------

     Adam Jory Waxman has a one year employment agreement based upon performance, providing for a $120,000 annual salary, together with benefits commensurate with the standards of the footwear industry for other persons serving in similar capacities.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

     Except as indicated under the heading "Employment Contracts," of this Item, above, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


Donald J. Hallisy               84.3%                      12,463,000
2506 Regency Lake Drive
Marietta, GA 30064

Smith Consulting Services Inc.   6.2%                         923,000
455 East 500 South, Suite #201
Salt Lake City, Utah 84111

                                90.5%                      13,386,000

     Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

Donald J. Hallisy               84.3%                      12,463,000
2506 Regency Lake Drive
Marietta, GA 30064

John L. Melcher                  0                           ---0---

Adam Jory Waxman                 0                           ---0---

All directors and executive
officers as a group (3)         84.3%                      12,463,000

     Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9, of this Report, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control
------------------

     See the 8-K Current Report dated March 26, 1998. See Part III, Item 13, of this Report.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     Donald J. Hallisy, the President and a director of the Company, by virtue of his ownership of in excess of 84% of the outstanding voting securities of the Company, may be deemed to be a parent of the Company. For information regarding transactions between the Company and Mr. Hallisy, see the other headings of this Item.

Transactions with Promoters.
----------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     8-K Current Report dated March 26, 1998, regarding the Plan with Graystone Nevada and the following exhibits:

Agreement and Plan of Reorganization

     Exhibit A -    Graystone Stockholder
     Exhibit B -    Achiote Corporation Financial
                    Statements for the periods ended
                    March 31, 1997, 1996 and 1995
     Exhibit B-1    -    Achiote Corporation Unaudited
                    Financial Statements for the
                    period ended December 31, 1997
     Exhibit C -    Exceptions to Achiote Financial
                    Statements
     Exhibit D -    Graystone World Wide Financial
                    Statements for the period from
                    inception (January 16, 1998) to
                    January 31, 1998 (See Item 7 above)
     Exhibit E -    Exceptions to Graystone World
                    Wide Financial Statements
     Exhibit F -    Investment Letter
     Exhibit G -    Compliance Certificate of Achiote
                    Corporation
     Exhibit H -    Compliance Certificate of
                    Graystone World Wide, Inc.
     Exhibit I -    Consultant Shares

Certificate of Amendment to Certificate of Incorporation reflecting name change to
"Graystone World Wide, Inc." and forward split of shares

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

     8-K Current Report dated              Part I, Item 1
     March 26, 1998**                    Part III, Item 11
                                    Part III, Item 12

          (ii)

Exhibit
Number               Description
------               -----------

 21       Subsidiaries of the Company

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRAYSTONE WORLD WIDE, INC.


Date: 8/18/98                       By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President


Date: 8/18/98                       By/s/John L. Melcher
      ------------                      ----------------------
                                        John L. Melcher,
                                        Vice President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    GRAYSTONE WORLD WIDE, INC.


Date: 8/18/98                       By/s/Donald J. Hallisy
      -------------                     ----------------------
                                        Donald J. Hallisy, Director and
                                        President



Date: 8/18/98                       By/s/John L. Melcher
      ------------                      ----------------------
                                        John L. Melcher,
                                        Vice President and Treasurer

                   GRAYSTONE WORLD WIDE, INC.
                  FORMERLY ACHIOTE CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

           YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                              AND

                  INDEPENDENT AUDITORS' REPORT

THURMAN SHAW & CO., L.C.[LETTERHEAD]

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Graystone World Wide, Inc.


We have audited the balance sheets of Graystone World Wide, Inc., formerly known as Achiote Corporation ( a development stage company), as of March 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the three years in the period ended March 31, 1998 and cumulative for the period May 4, 1992 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Graystone World Wide, Inc., formerly known as Achiote Corporation, from inception through March 31, 1994 (not presented herein), were audited by another auditor whose report, dated July 7, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone World Wide, Inc., formerly known as Achiote Corporation (a development stage company), as of March 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and cash flows for the period May 4, 1992 (date of inception) through March 31, 1998, in conformity with generally accepted accounting principles.



/S/Thurman Shaw & Co.
Bountiful, Utah
July 9, 1998

                          GRAYSTONE WORLD WIDE, INC.
                         Formerly Achiote Corporation
                         (A Development Stage Company)
                                Balance Sheets
                           March 31, 1998 and 1997
                                                  1998         1997
ASSETS
Current assets-cash                             $      980    $     -

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $280                        -               6

     Total assets                               $      980    $        6

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable          $      677    $      956

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no shares
  issued and outstanding                               -             -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  14,682,360 shares issued and outstanding          14,682           425

  Additional paid-in capital                        (4,132)          821

  Accumulated deficit during the development stage (10,247)       (2,196)

  Total stockholders' equity                           303          (950)

     Total liabilities and stockholders' equity  $     980    $        6

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
             Years Ended March 31, 1998, 1997, 1996
         and Cumulative from Inception to March 31, 1998
                                                                 Cumulative
                                                                    From
                                                                  Inception
                                                                (May 4, 1992)
                                                                 to March 31,
                                   1998       1997       1996        1998
Revenues                           $     -    $     -    $      -    $     -

Operating expenses
  General and administrative           8,045        155         373     9,961
  Amortization                             6         57          57       286

Total operating expenses               8,051        212         430    10,247

Net (loss)                         $  (8,051) $    (212) $     (430) $(10,247)

Net (loss) per share               $     -    $     -    $      -

Weighted average number of
  shares outstanding               14,682,360    424,600    424,600

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                   Formerly Achiote Corporation
                  (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
              April 1, 1995 Through March 31, 1998
                                                        Accumulated
                                                          Deficit
                               Common Stock  Additional  During the
                                               Paid-In  Development
                              Shares  Amount   Capital     Stage      Total
Balance, April 1, 1995         1,160,200  $ 1,160 $ 1,042 $ (1,554)  $   648
Retroactively Restated

Net (loss)                           -        -       -       (430)     (430)

Balance, March 31, 1996        1,160,200  $ 1,160 $ 1,042 $ (1,984)  $   218

Net (loss)                           -        -       -       (212)     (212)

Balance, March 31, 1997        1,160,200    1,160   1,042   (2,196)        6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.    12,787,398   12,787 (12,787)     -         -

Shares issued for services
$0.01 per share                  734,762      735   6,613   (7,348)      -

Contribution to capital              -        -     1,000      -       1,000

Net (loss)                           -        -       -       (703)     (703)

Balance, March 31, 1998       14,682,360  $14,682 $(4,132)$(10,247)  $   303

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                  Years Ended March 31, 1998, 1997, 1996
              and Cumulative from Inception to March 31, 1998
                                                                 Cumulative
                                                                    From
                                                                  Inception
                                                                (May 4, 1992)
                                                                 to March 31,
                                   1998       1997       1996        1998
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net (loss)                       $ (8,051)  $  (212)   $  (430)   $(10,247)

  Add item not requiring the use
   of cash - amortization                 6        57         57         286

  Increase/(decrease) in accounts
  payable                              (279)      155        373         677

  Net cash flows from operating
   activities                        (8,324)      -          -        (9,284)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Organization costs                    -         -          -          (286)
  Net cash flows from investing
    activities                          -         -          -          (286)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Contribution to capital            (4,953)      -          -        (4,453)
  Sale of common stock               14,257       -          -        15,003
  Net cash flows from financing
     activities                       9,304       -          -        10,550

Net increase in cash                    980       -          -           980

Cash balance at beginning of period     -         -          -           -

Cash balance at end of period      $    980   $   -      $   -      $    980

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Graystone World Wide, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 18, 1998. The stated purpose of the Company is to engage without qualification, in any lawful acts, or activity for which a corporation may be organized under the laws of the state of Nevada. Achiote Corporation was incorporated under the laws of the State of Delaware on May 4, 1992, for the purpose of seeking out business opportunities, including acquisitions.

  On March 20, 1998, the Company entered into an Agreement and Plan of Reorganization with Achiote Corporation, wherein it was agreed that Graystone World Wide, Inc. (a Nevada corporation) would issue 12,787,398 shares of its common stock to acquire 100% of the issued and outstanding shares of stock of Achiote Corporation (a Deleware Corporation).

  Prior to the reorganization, the sole director of Achiote Corporation exercised his right to covert amounts owed by Achiote into 155,000 shares of common stock. Also, prior to the reorganization, Achiote forward split its outstanding shares 2 shares for 1 on March 20, 1998. As a consequence of this action, Achiote Corporation had 1,160,200 shares issued and outstanding prior to the Agreement and Plan of Reorganization in which Achiote Corporation was acquired.

  Method of Accounting

  The Company uses the accrual method of accounting.

  Cash and Cash Equivalents

  The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   INCOME TAXES

  The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $10,247 that would begin expiring in the year 2009.

3.   SUBSEQUENT EVENT

  In April 1998, 100,000 "unregistered" and "restricted" shares of common stock were sold for $300,000 to an accredited investor.