Form 10QSB
period 1998-06-30
GRAYSTONE WORLD WIDE INC
filed 1998-08-19
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                    Commission File No.    0-23498

                     GRAYSTONE WORLD WIDE, INC.
           ---------------------------------------------
           (Name of Small Business Issuer in its Charter)

          DELAWARE                                       33-0601487
  -------------------------------                   --------------------
  (State or Other Jurisdiction of                   (IRS Employer ID No.)
   incorporation or organization)

                  282 S. Main Street, Suite C-D
                    Alpharetta, Georgia 30004
              ---------------------------------------
              (Address of Principal Executive Offices)

                          (770) 619-9420
          -----------------------------------------------
          (Issuer's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 14,782,000 shares of common stock, $.001 par value, outstanding as of August 18, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                             June 30,          June 30,
                                               1998              1997
ASSETS
Current assets
  Cash                                 $           65,439     $          -
  Inventory                                       331,602                -
  Other current assets                              1,500                -
     Total current assets                         398,541                -

Furniture and fixtures, less
  accumulated depreciation of $277 and $0           7,477                -

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                     -                    -

     Total assets                      $          406,018     $          -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable $              677     $          956

Stockholders' equity
  Preferred stock, $.001 par value; 1,000,000
  shares authorized; no shares issued and
  outstanding                                        -                   -

  Common stock, $.001 par value; 20,000,000
  shares authorized; 14,682,360 shares issued
  and outstanding                                   14,682               425

  Additional paid-in capital                       457,868               821

  Accumulated deficit during the development stage (67,209)           (2,202)

  Total stockholders' equity                       405,341              (956)

     Total liabilities and stockholders' equity  $ 406,018     $         -

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                             Cumulative
                                                                From
                                         For the three        Inception
                                          months ended      (May 4, 1992)
                                            June 30,         to June 30,
                                        1998       1997         1998
Revenues                                $       -   $      -   $     -

Operating expenses
  General and administrative               56,685          -      66,646
  Depreciation                                277          -         277
  Amortization                                  -          6         286

Total operating expenses                   56,962          6      67,209

Net (loss)                              $ (56,962)  $     (6)   $(67,209)

Net (loss) per share                    $       -   $      -

Weighted average number of
  shares outstanding                   14,682,360    424,600

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                   Formerly Achiote Corporation
                  (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
               April 1, 1995 Through June 30, 1998
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,398   12,787   (12,787)      -            -

Shares issued for services
$0.01 per share              734,762      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,360  $14,682   $(4,132) $(10,247)  $    303

Contributions to capital         -        -     462,000       -      462,000

Net (loss)                       -        -         -     (56,962)   (56,962)

Balance, June 30, 1998    14,682,360  $14,682  $457,868  $(67,209)  $405,341

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                             Cumulative
                                                                From
                                         For the three        Inception
                                          months ended      (May 4, 1992)
                                            June 30,         to June 30,
                                        1998       1997         1998
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net (loss)                           $ (56,962)  $      (6)   $ (67,209)

  Add item not requiring the use of cash
     Amortization                            -             6          286
     Depreciation                            277           -          277

  Increase in inventory                 (331,602)          -     (331,602)
  Increase in other current assets        (1,500)          -       (1,500)
  Increase in accounts payable               -             -          677

  Net cash flows from operating
   activities                           (389,787)          -     (399,071)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases of furniture and fixtures     (7,754)          -       (7,754)
  Organization costs                         -             -         (286)
  Net cash flows from investing
    activities                            (7,754)          -       (8,040)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Contribution to capital                462,000           -      457,868
  Sale of common stock                       -             -       14,682
  Net cash flows from financing
     activities                              -             -      472,550

Net increase in cash                      64,459           -       65,439

Cash balance at beginning of period          980           -          -

Cash balance at end of period       $     65,439   $       -   $   65,439

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

3.   SUBSEQUENT EVENT

  In July 1998, 100,000 "unregistered" and "restricted" shares of common stock were sold for $300,000 to an accredited investor.

Item 2.  Management's Discussion and Analysis and Plan of Operations.

     Plan of Operation

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

Results of Operations
---------------------

     Revenues for the quarter ended June 30, 1998 were $0.

     The Company had a net loss of ($56,962) for the three quarters ended June 30, 1998 and ($6) for the three quarters ended June 30, 1997.

Liquidity
---------

    During the quarter ended June 30, 1998, the Company and its subsidiaries had total expenses of $56,962, while receiving $0 in revenues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     None

Item 3.   Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

                   Annual Report on Form 10 - KSB for the year       **
                   ended March 31, 1998, filed August 19, 1998

              (b)  REPORTS ON FORM 8-K

                   SEC Form 8-K, dated March 26, 1998, Regarding     **
                the Plan with Graystone Nevada

         ** This document and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.



                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GRAYSTONE WORLD WIDE, INC.


    Date: 8/18/98              By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 8/18/98              By/s/John L. Melcher
                                 -----------------------------
                                 John L. Melcher
                                 Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.


    Date: 8/18/98              By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 8/18/98              By/s/John L. Melcher
                                 ------------------------------
                                 John L. Melcher
                                 Vice President and Treasurer