Form 10QSB
period 1998-09-30
GRAYSTONE WORLD WIDE INC
filed 1998-11-16
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998


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

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 14,782,000 shares of common stock, $.001 par value, outstanding as of November 13, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                             September 30,    September 30,
                                                 1998             1997
ASSETS
Current assets
  Cash                                       $     19        $       -
  Inventory                                   687,432                -

     Total current assets                     687,451                -

Furniture and fixtures, less
  accumulated depreciation of $554 and $0      10,846                -

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                   -                  -

     Total assets                            $698,297         $      -

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $ 69,535         $      956
Note payable - shareholder                    174,043                -
Current portion of long-term debt             399,500                -

     Total current liabilities                643,078                956

Long-term debt, net of current portion            -                  -

     Total liabilities                        643,078                956

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                   -                  -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  14,782,360 shares issued and
  outstanding                                  14,782                425

  Additional paid-in capital                  295,768                821

  Accumulated deficit during the
  development stage                          (255,331)            (2,202)

  Total stockholders' equity                   55,219               (956)

     Total liabilities and stockholders'
     equity                               $   698,297          $     -

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                          Cumulative
                                                             From
                                    For the six           Inception
                                    months ended        (May 4, 1992)
                                    September 30,      to September 30,
                                  1998          1997         1998
Revenues                     $       -     $      -   $      -

Operating expenses
  General and administrative     244,530          -      254,491
  Depreciation                       554          -          554
  Amortization                       -            6          286

Total operating expenses         245,084          6      255,331

Net (loss)                   $  (245,084)  $     (6) $  (255,331)

Net (loss) per share         $     (0.02)  $      -

Weighted average number of
  shares outstanding          14,721,158     1,160,200

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through September 30, 1998
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
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

Balance, September
30, 1998                  14,682,360  $14,682  $457,868  $(67,209)  $405,341

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                             Cumulative
                                                                From
                                       For the six            Inception
                                       months ended         (May 4, 1992)
                                       September 30,       to September 30,
                                     1998         1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                          $ (245,084)  $    (6)    $ (255,331)

  Add items not requiring the use of
  cash Amortization                          -           6            286
     Depreciation                            554         -            554

  Increase in inventory                 (687,432)        -       (687,432)
  Increase in accounts payable            68,858         -         69,535

  Net cash flows from operating
  activities                            (863,104)        -       (872,388)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and fixtures    (11,400)        -        (11,400)
  Organization costs                         -           -           (286)

  Net cash flows from investing
  activities                             (11,400)        -        (11,686)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt           557,000         -        557,000
  Proceeds from shareholder loan         226,639         -        226,639
  Payments on long-term debt            (157,500)        -       (157,500)
  Payments on shareholder loan           (52,596)        -        (52,596)
  Contribution to capital                299,900         -        295,768
  Sale of common stock                       100         -         14,782

  Net cash flows from financing
  activities                             873,543         -        884,093

Net increase/(decrease) in cash             (961)        -             19

Cash balance at beginning of period          980         -              -

Cash balance at end of period          $      19   $     -      $      19

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

     On March 20, 1998, the Company entered into an Agreement and Plan of Reorganization with Achiote Corporation, wherein it was agreed that Graystone World Wide, Inc. (a Nevada corporation) would issue 12,787,398 shares of its common stock to acquire 100% of the issued and outstanding shares of stock of Achiote Corporation (a Delaware Corporation).

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

3.   NOTE PAYABLE - SHAREHOLDER

     During the period ended September 30, 1998, a company owned by a major shareholder advanced the Company funds. The note is a demand note that is non-interest bearing. The balance at September 30, 1998 is $174,043.

4.   LONG-TERM DEBT

     The long-term debt consists of the following at September 30, 1998:
                                                    1998           1997

          Note payable to a financial institution;
          a demand note that is non-interest
          bearing                                  $ 399,500      $ -

          Total long-term debt                       399,500        -

          Less current portion                      (399,500)       -

          Long-term debt                           $     -        $ -

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

Results of Operations
---------------------

     Revenues for the quarter ended September 30, 1998 were $0.

     The Company had a net loss of ($245,084) for the six months ended September 30, 1998 and ($6) for the six months ended September 30, 1997.

Liquidity
---------

    For the six months ended September 30, 1998, the Company and its subsidiaries had total expenses of $245,084, while receiving $0 in revenues.

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

                             GRAYSTONE WORLD WIDE, INC.


    Date:     /98              By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date:     /98              By/s/John L. Melcher
                                 -----------------------------
                                 John L. Melcher
                                 Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.


    Date:     /98              By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date:     /98              By/s/John L. Melcher
                                 ------------------------------
                                 John L. Melcher
                                 Vice President and Treasurer