Form 10KSB/A
period 1998-03-31
GRAYSTONE WORLD WIDE INC
filed 1999-02-16
CIK 919599

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A1

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

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                        ---

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

The acquisition of certain companies within the manufacturing and energy related industries and the realization of certain contracts and anticipated revenues were delayed pending the completion of negotiations that were in the best interest of the Company. Therefore, the Company's plan to generate $38,000,000 in 1998-1999 revenue will spill over into 1999-2000 fiscal year.

The Company believes that these mergers and acquisitions and other activity, such as production commitments out of South and Central America can generate revenues in excess of $38,000,000 for the 1999-2000 fiscal year.

In terms of the generation of revenues, it is anticipated that key acquisition of companies, and other substantial assets to include, but not limited to the following, will add substantially to the Company's revenues and the bottom-line:

Funtastix Footwear, Inc. ("Funtastix") a Denver, Colorado based marketer of children's athletic footwear. Terms of this acquisition are a tax-free exchange of corporate stock whereby the Company acquires all of the assets of Funastix;

A U.S. domestic fabric footwear company with multiple distribution and manufacturing facilities in the United States and the Caribbean. Terms of this acquisition are that the Company will acquire 100% of the fabric footwear's company's Virgin Island Corporation's stock for $3,000,000.00. This enables the Company to carry the acquired assets at a depreciated value. The agreement between the parties has been extended indefinitely and is currently closed in escrow with work in process;

Corona Energy Corporation ("Corona"). Corona will facilitate the electrical energy requirements of the above-referenced Caribbean footwear manufacturing facilities. These manufacturing facilities currently generate their own electrical power and have the ability to sell surplus electrical output to the host government for additional revenues. Terms of this acquisition are a tax-free exchange of corporate stock whereby the Company acquires all of the assets of Corona.

State-of-the-art leather goods manufacturing, and tanning facilities in Nicaragua. The purchase of these assets will enhance the Company's image in South and Central America, thus facilitating its "Made in America's" marketing plan. The original cost of these facilities was approximately $30,000,000.00 in 1985. The facilities are currently producing approximately 5,000 hides per month and the shoe factory is producing approximately 20,000 pairs of shoes for Central American consumption. The terms of these purchases will be a cash price of $250,000.00 or less; the assumption of a long-term government loan (approximately $1,000,000.00); and Company stock (owned by Donald J. Hallisy, President and CEO) issued to purchase 100% of the assets.

The Company believes that the aforementioned acquisition(s) will require approximately $6,100,000.00 in cash and/ or stock. With this infrastructure in place, the Company is confident that it can exceed its revenue projections of $38,000,000.00. If in the event, any or all of the aforementioned acquisitions do not materialize, the Company is confident that it can meet its financial projections through "stand alone" production commitments from certain South and Central American manufacturing companies.

In terms of financing and the potential liquidity needs of the Company, agreements with recognized financial institutions, such as Financial Solutions of New York (Line of Credit up to $20,000,000 as needed), and the Commercial Division of NationsBank (Receivables Financing and Letters of Credit) have been initiated. The Lines of Credit and Receivables Financing are primarily for raw material and are to be used for all work in progress and production commitments for the Company and its subsidiaries; These Lines of Credit and Receivables Financing are not contingent upon any pending acquisitions.

In addition, other financial agreements are in place with both Sigma Holdings Corporation and S L Williams LLC whereby Donald J. Hallisy, President and CEO of the Company has agreed to leverage personal assets (i.e. stock and/ or $8,000,000.00 in equipment) to raise the aforementioned $6,100,000.00.

In addition, the Company is contemplating a secondary offering of common stock for additional acquisitions if deemed necessary by Management. This may or may not happen in concert with the Company's plans to move to the NASDAQ markets, once the acquisitions intended to reach the required minimum assets of these markets are completed. However, for the moment, Management does not foresee a secondary offering as necessary to attain its financial goals. Management is of the opinion that the Company is sufficiently capitalized to maintain its current level of operations, and has access to sufficient Lines of Credit and other types of capitalization to maintain its current and proposed Business Plan.

The net result for 1998-1999 has been:

     The establishment of significant contract vendor relationships for the specific categories of product for fiscal year 1999-2000. This has entailed the investment in specific manufacturing equipment and supplies to facilitate production, to include but is not limited to injection molds, injecting machinery, and other footwear manufacturing equipment;

     The establishment of significant production commitments with numerous
          South and Central manufacturing companies;

     Work in Process: The value of this work in process is currently undetermined. However, the Company is of the opinion that it will be substantial;

     Agreements towards the acquisition of key support companies (see above); and,

     The establishment of crucial financing with recognized leading financial institutions.

     This Plan of Operations should be read in conjunction with the Results of Operations and Liquidity sections below.

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


Year 2000.
---------

     There are no know "Year 2000 Issues" with Graystone World Wide, Inc. All of Graystone's computers, scanners, tape drives and monitors and other information processing hardware and systems are fully Y2K compliant. Each component is warranted by its manufacturer to be Y2K compliant. All software is warranted by its manufacturer to be Y2K compliant. All forms used by the company are Y2K compliant.

     Graystone World Wide, Inc. will ensure that all information processing systems that the company acquires in the future will be Y2K compliant.

     Examples of current Graystone hardware and software that are Y2K compliant are:

          1.   Gateway computers and other Gateway components.

          2.   Microsoft Word, Excel, Outlook, Powerpoint and Windows NT
               4.0.

          3.   Intuit Quick Books Pro.

     The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 1998, 1997 and 1996

          Independent Auditor's Report

          Consolidated Balance Sheets - March 31, 1998 and 1997

          Consolidated Statements of Operations from inception
          on May 4, 1992 to March 31, 1998
          and the Years ended March 31, 1998, 1997 and
          1996

          Statement of Changes in Stockholders' Equity for the period April 1, 1995 to March 31, 1998

          Statements of Cash Flows from inception
          on May 4, 1992 to March 31, 1998
          and the Years ended March 31, 1998, 1997 and
          1996

          Notes to Consolidated Financial Statements

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None.

Exhibits*

         (i)

          None.

          (ii)

Exhibit
Number               Description
------               -----------

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

                                    GRAYSTONE WORLD WIDE, INC.


Date: 2/12/99                           By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President


Date: 2/12/99                           By/s/John L. Melcher
      ------------                      ----------------------
                                        John L. Melcher,
                                        Vice President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    GRAYSTONE WORLD WIDE, INC.


Date: 2/12/99                           By/s/Donald J. Hallisy
      -------------                     ----------------------
                                        Donald J. Hallisy, Director and
                                        President



Date: 2/12/99                           By/s/John L. Melcher
      ------------                      ----------------------
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

                   INDEPENDENT AUDITORS' REPORT

THURMAN SHAW & CO., L.C. [LETTERHEAD]



                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Graystone World Wide, Inc.


We have audited the balance sheets of Graystone World Wide, Inc., formerly known as Achiote Corporation ( a development stage company), as of March 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998 and cumulative for the period May 4, 1992 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone World Wide, Inc., formerly known as Achiote Corporation (a development stage company), as of March 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998 and cumulative for the period May 4, 1992 (date of inception) through March 31, 1998, in conformity with generally accepted accounting principles.
/s/Thurman Shaw & Co., L.C.

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

See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                   Formerly Achiote Corporation
                  (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
              April 1, 1995 Through March 31, 1998
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,398   12,787   (12,787)      -            -

Shares issued for services
$0.001 per share             734,762      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,360  $14,682   $(4,132) $(10,247)  $    303

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                  Years Ended March 31, 1998, 1997, 1996
              and Cumulative from Inception to March 31, 1998
                                                                  Cumulative
                                                                     From
                                                                  Inception
                                                                (May 4, 1992)
                                                                 to March 31,
                                   1998        1997      1996        1998
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net (loss)                      $  (8,051) $  (212)  $   (430)  $ (10,247)

  Add item not requiring the use
   of cash - amortization                 6       57         57         286

  Increase/(decrease) in
  accounts payable                     (279)     155        373         677

  Net cash flows from operating
   activities                        (8,324)       -          -      (9,284)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Organization costs                      -        -          -        (286)
  Net cash flows from investing
    activities                            -        -          -        (286)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Contribution to capital            (4,953)       -          -      (4,453)
  Sale of common stock               14,257        -          -      15,003
  Net cash flows from financing
     activities                       9,304        -          -      10,550

Net increase in cash                    980        -          -         980

Cash balance at beginning of period       -        -          -           -

Cash balance at end of period      $    980    $   -      $   -    $    980

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

The transaction was accounted for as a reverse acquisition of Achiote Corporation by Graystone World Wide, Inc. There was no adjustment to the carrying value of the assets or liabilities of Graystone in the exchange and Graystone is the surviving entity for accounting purposes.

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

3.   ISSUANCE OF STOCK

The Company issued 734,762 shares of stock to consulting firms for services performed. These services were rendered to the predecessor to the reverse acquisition of Achiote by Graystone. The stock was issued for a nominal value because there was no market established and Achiote had nominal assests, liabilities and operations.

4.   SUBSEQUENT EVENT

In April 1998, 100,000 "unregistered" and "restricted" shares of common stock were sold for $300,000 to an accredited investor.