Form 10QSB/A
period 1998-06-30
GRAYSTONE WORLD WIDE INC
filed 1999-02-16
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB-A1

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


Item 2.  Management's Discussion and Analysis and Plan of Operations.

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

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

                   Annual Report on Form 10 - KSB for the year       **
                   ended March 31, 1998, filed August 19, 1998

                 Amended Annual Report on Form 10-KSB for the      **
                year ended March 31, 1998, filed in conjunction
                  with this Report

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

                             GRAYSTONE WORLD WIDE, INC.


    Date: 2/12/99              By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 2/12/99              By/s/John L. Melcher
                                 -----------------------------
                                 John L. Melcher
                                 Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.


    Date: 2/12/99              By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 2/12/99              By/s/John L. Melcher
                                 ------------------------------
                                 John L. Melcher
                                 Vice President and Treasurer