Form 10QSB/A
period 1998-09-30
GRAYSTONE WORLD WIDE INC
filed 1999-02-16
CIK 919599

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                             September 30,    September 30,
                                                 1998             1997
ASSETS
Current assets
  Cash                                       $     19        $       -
  Inventory                                   687,432                -

     Total current assets                     687,451                -

Furniture and fixtures, less
  accumulated depreciation of $554 and $0      10,846                -

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                   -                  -

     Total assets                            $698,297         $      -

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $ 69,535         $      956
Note payable - shareholder                    182,581                -
Current portion of long-term debt             407,963                -

     Total current liabilities                660,079                956

Long-term debt, net of current portion            -                  -

     Total liabilities                        660,079                956

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                   -                  -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  14,782,360 shares issued and
  outstanding                                  14,782                425

  Additional paid-in capital                  295,768                821

  Accumulated deficit during the
  development stage                          (272,332)            (2,202)

  Total stockholders' equity                   38,218               (956)

     Total liabilities and stockholders'
     equity                               $   698,297          $     -

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                          Cumulative
                                                             From
                                    For the six           Inception
                                    months ended        (May 4, 1992)
                                    September 30,      to September 30,
                                  1998          1997         1998
Revenues                     $       -     $      -   $      -

Operating expenses
  General and administrative     261,531          -      271,492
  Depreciation                       554          -          554
  Amortization                       -            6          286

Total operating expenses         262,085          6      272,332

Net (loss)                   $  (262,085)  $     (6) $  (272,332)

Net (loss) per share         $     (0.02)  $      -

Weighted average number of
  shares outstanding          14,721,158     1,160,200

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through September 30, 1998
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,398   12,787   (12,787)      -            -

Shares issued for services
$0.001 per share             734,762      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,360  $14,682   $(4,132) $(10,247)  $    303

Shares issued for cash
$0.001 per share             100,000      100   299,900       -      300,000

Net (loss)                       -        -         -    (262,085)  (262,085)

Balance, September
30, 1998                  14,782,360  $14,782  $295,768 $(272,332)  $ 38,218

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                             Cumulative
                                                                From
                                       For the six            Inception
                                       months ended         (May 4, 1992)
                                       September 30,       to September 30,
                                     1998         1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                          $ (262,085)  $    (6)    $ (272,332)

  Add items not requiring the use of
  cash Amortization                          -           6            286
     Depreciation                            554         -            554

  Increase in inventory                 (687,432)        -       (687,432)
  Increase in accounts payable            68,858         -         69,535

  Net cash flows from operating
  activities                            (880,105)        -       (889,389)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and fixtures    (11,400)        -        (11,400)
  Organization costs                         -           -           (286)

  Net cash flows from investing
  activities                             (11,400)        -        (11,686)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt           565,463         -        565,463
  Proceeds from shareholder loan         235,177         -        235,177
  Payments on long-term debt            (157,500)        -       (157,500)
  Payments on shareholder loan           (52,596)        -        (52,596)
  Contribution to capital                299,900         -        295,768
  Sale of common stock                       100         -         14,782

  Net cash flows from financing
  activities                             890,544         -        901,094

Net increase/(decrease) in cash             (961)        -             19

Cash balance at beginning of period          980         -              -

Cash balance at end of period          $      19   $     -      $      19

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

     Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.
     Inventory

     Inventory consists of work in process and is stated at the lower of cost (first-in, first-out) or market value.

     Depreciation

     Furniture and fixtures are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $554 for the six months ended September 30, 1998.

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

4.   LONG-TERM DEBT

     The long-term debt consists of the following at September 30, 1998:
                                                    1998           1997

          Note payable to a financial institution;
          a demand note that is non-interest
          bearing                                  $ 407,963      $ -

          Total long-term debt                       407,963        -

          Less current portion                      (407,963)       -

          Long-term debt                           $     -        $ -

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

     The Company had a net loss of ($262,085) for the six months ended September 30, 1998 and ($6) for the six months ended September 30, 1997.

Liquidity
---------

    For the six months ended September 30, 1998, the Company and its subsidiaries had total expenses of $262,085, while receiving $0 in revenues.


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

     None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

                   Annual Report on Form 10 - KSB for the year       **
                   ended March 31, 1998, filed August 19, 1998

                Amended Annual Report on Form 10-KSB for the      **
                year ended March 31, 1998, filed concurrently with this Report

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