Form 10QSB
period 1998-12-31
GRAYSTONE WORLD WIDE INC
filed 1999-02-16
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998


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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                              December 31,     December 31,
                                                 1998             1997
ASSETS
Current assets
  Cash                                        $      -        $      -
  Inventory                                      687,432             -

     Total current assets                        687,432             -

Furniture and fixtures, less
  accumulated depreciation of $1,091 and $0       10,309             -

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                      -               -

     Total assets                             $  697,741      $      -

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $  100,676      $      956
Checks written in excess of cash in bank             241             -
Note payable - shareholder                       186,952             -
Current portion of long-term debt                418,694             -

     Total current liabilities                   706,563             956

Long-term debt, net of current portion               -               -

     Total liabilities                           706,563             956

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no shares
  issued and outstanding                             -              -

  Common stock, $.001 par value; 20,000,000
  shares authorized; 14,782,360 shares issued
  and outstanding                                 14,782            425

  Additional paid-in capital                     295,768            821

  Accumulated deficit during the
  development stage                             (319,372)        (2,202)

  Total stockholders' equity                      (8,822)          (956)

     Total liabilities and stockholders'
     equity                                   $  697,741        $   -

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                               Cumulative
                                                                  From
                                             For the nine       Inception
                                             months ended     (May 4, 1992)
                                             December 31,    to December 31,
                                          1998        1997        1998
Revenues                                   $       -   $      -   $      -

Operating expenses
  General and administrative                 308,034          -    317,995
  Depreciation                                 1,091          -      1,091
  Amortization                                     -          6        286

Total operating expenses                     309,125          6    319,372

Net (loss)                                 $(309,125)  $     (6) $(319,372)

Net (loss) per share                       $   (0.02)  $      -

Weighted average number of
  shares outstanding                      14,741,633    1,160,200

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through December 31, 1998
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,398   12,787   (12,787)      -            -

Shares issued for services
$0.001 per share             734,762      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,360  $14,682   $(4,132) $(10,247)  $    303

Shares issued for cash
$0.001 per share             100,000      100   299,900       -      300,000

Net (loss)                       -        -         -    (309,125)  (309,125)

Balance, December
31, 1998                  14,782,360  $14,782  $295,768 $(319,372)  $ (8,822)

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                               Cumulative
                                                                  From
                                             For the nine       Inception
                                             months ended     (May 4, 1992)
                                             December 31,    to December 31,
                                          1998        1997        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $ (309,125) $     (6) $ (319,372)

  Add items not requiring the use of cash
     Amortization                                 -           6         286
     Depreciation                               1,091         -       1,091

  Increase in inventory                      (687,432)        -    (687,432)
  Increase in accounts payable                 99,999         -     100,676
  Increase in checks written in excess
  of bank balance                                 241         -         241

  Net cash flows from operating activities   (895,226)        -    (904,510)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and fixtures         (11,400)        -     (11,400)
  Organization costs                              -           -        (286)

  Net cash flows from investing activities    (11,400)        -     (11,686)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                576,194         -     576,194
  Proceeds from shareholder loan              239,548         -     239,548
  Payments on long-term debt                 (157,500)        -    (157,500)
  Payments on shareholder loan                (52,596)        -     (52,596)
  Contribution to capital                     299,900         -     295,768
  Sale of common stock                            100         -      14,782

  Net cash flows from financing activities    905,646         -     916,196

Net increase/(decrease) in cash                  (980)        -         -

Cash balance at beginning of period               980         -         -

Cash balance at end of period               $     -      $    -   $     -

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

     Depreciation

     Furniture and fixtures are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $1,091 for the nine months ended December 31, 1998.

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

3.   NOTE PAYABLE - SHAREHOLDER

     During the period ended December 31, 1998, a company owned by a major shareholder advanced the Company funds. The note is a demand note that bears interest at 9.5%. The balance at December 31, 1998 is $186,952, including $12,909 of accrued interest.

4.   LONG-TERM DEBT

     The long-term debt consists of the following at December 31, 1998:
                                                         1998          1997

          Note payable to a financial institution;
          a demand note that bears interest at 9.5%;
          including $19,194 of accrued interest        $418,694     $    -

          Total long-term debt                          418,694          -

          Less current portion                         (418,694)         -

          Long-term debt                               $    -        $   -

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

Results of Operations
---------------------

     Revenues for the quarter ended December 31, 1998 were $0.

     The Company had a net loss of ($309,125) for the nine months ended December 31, 1998 and ($6) for the nine months ended December 31, 1997.

Liquidity
---------

    For the nine months ended December 31, 1998, the Company and its subsidiaries had total expenses of $309,125, while receiving $0 in revenues.


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

     None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

                   Annual Report on Form 10 - KSB for the year       **
                   ended March 31, 1998, filed August 19, 1998

                   Amended Annual Report on Form 10-KSB for the      **
                   year ended March 31, 1998, filed February 15,
                   1999

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

                             GRAYSTONE WORLD WIDE, INC.


    Date: 2/15/99              By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 2/15/99              By/s/John L. Melcher
                                 -----------------------------
                                 John L. Melcher
                                 Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.


    Date: 2/15/99              By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 2/15/99              By/s/John L. Melcher
                                 ------------------------------
                                 John L. Melcher
                                 Vice President and Treasurer