Form 10KSB
period 1999-03-31
GRAYSTONE WORLD WIDE INC
filed 1999-11-30
CIK 919599

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999

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

                   68 South Main Street, Suite 600
                  Salt Lake City, Utah 84101
                     --------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 355-5826

                  282 S. Main Street, Suite C-D
                     Marietta, Georgia 30004
                     -----------------------
  (Former Name or Former Address, if changed since last Report)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  March 31, 1999
-$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 29, 1999 - $799,005. There are approximately 5,113,632 shares of common voting stock of the Registrant held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Registrant. This valuation is based upon the average bid price for shares of common stock of the Registrant on the OTC Bulletin Board of the NASD on such date.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           November 29, 1999

                              18,267,000

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For information regarding the business development of Graystone World Wide, Inc. ("Graystone" or the "Company"), see the 10-KSB Annual Report of Graystone for the fiscal year ended March 31, 1998, which was filed with the Securities and Exchange Commission on August 19, 1999, and as amended on February 16, 1999, both of which are incorporated herein by reference. See
Part III, Item 13.

     Graystone had no material operations during the fiscal year ended March 31, 1999, with the exception of negotiations to acquire various enterprises engaged in the manufacture and/or sale of footwear; none of these negotiations resulted in any acquisition; however, legal proceedings were instituted against Graystone on or about May 5, 1999, by Carter Footwear, Inc.("Carter Footwear") and DEL-Line, L.L.C. ("DEL-Line")respecting negotiations with these entities to acquire Carter Footwear. See Part I, Item 3.

Business.
---------

     Graystone is a holding company specializing in the international footwear industry. Its primary objective has been to build a core of subsidiaries while acquiring and joint venturing with other companies with an emphasis on manufacturing footwear. It has limited footwear assets in its wholly-owned subsidiary, Graystone Worldwide, Inc. ("Graystone Nevada"), but has no current business operations. See the 8-K Current Report dated March 26, 1998, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     Any intended operations will be subject to the ability of Graystone to raise substantial debt or equity capital, as to which no assurance can be given.

Principal Products or Services and Their Markets.
-------------------------------------------------

     None.

Competition.
------------

     Domestically, management believes that there will be no material competition for the particular market-niche associated with the type of fabric shoes Graystone has intended to manufacture and market under Graystone's label. Internationally, only China is believed to represent any principal competition. Graystone has no present operations or revenues.

Sources and Availability of Raw Materials.
------------------------------------------

     Graystone has established and maintains a wide variety of raw material sources around the globe to include, but are not limited to: Chile, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Venezuela. Management believes there are ample supplies of raw materials for its contemplated business operations, which will require substantial debt or equity funding before any operations can commence.

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Graystone is subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of Graystone at a special or annual meeting thereof or pursuant to written consent will require Graystone to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     Graystone is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase Graystone's annual legal and accounting costs; and if Graystone is successful in raising capital for its contemplated business operations, these funds would come from operating expenses.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable.

Research and Development Expenses.
----------------------------------

     None; not applicable.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     Graystone currently maintains its corporate headquarters in Salt Lake City, Utah, at 68 South Main Street, Suite 600, containing approximately 600 square feet of leased office space, on a monthly basis lease at a lease price of $650 per month.

Item 3.  Legal Proceedings.
         ------------------

     Except for the following, Graystone is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against Graystone. No director, executive officer or affiliate of Graystone or owner of record or beneficially of more than five percent of Graystone's common stock is a party adverse to Graystone or has a material interest adverse to Graystone in any proceeding.

     On or about May 5, 1999, Carter and DEL-Line brought an action against Graystone in the United States District Court for the Middle District of Pennsylvania, Civil Action No. 3-CV-98-2133, styled as Carter Footwear, Inc. and DEL-Line, LLC vs. Graystone World-Wide, Inc., et al. In that action, the plaintiffs alleged, generally, that Graystone and a number of individuals, two corporations and a limited partnership acted together to falsely claim that Graystone controlled the plaintiffs' assets. The plaintiffs assert that this was accomplished for the purpose of misleading investors. The plaintiffs specifically claim that the failure of the plaintiffs and Graystone to enter into a final agreement for the purchase of plaintiffs' assets contributed to the alleged endeavor. Based on these allegations, the plaintiffs assert claims arising under 18 U.S.C Section 1962(c) and allege that they are entitled to recover approximately $4.6 million plus statutory penalties. Management disputes material factual allegations included in the Complaint and has retained counsel to respond to these allegations. Although the Court has entered a Case Management Order, discovery has not yet begun.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has only been "public market" for shares of Graystone's common stock since the second quarter of 1998. On or about May 21, 1998, the Company obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ( the "NASD") under the trading symbol
"GSWW."   There is presently no "established trading market" for Graystone's common stock.

     The range of high and low bid quotations for Graystone's common stock during the quarter ended June 30, 1998, and through the quarters ended September 30, 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

June 30, 1998                           9.125                9.00

September 30, 1998                      9.125                7.00

December 31, 1998                       7.00                 2.00

March 31, 1999                          5.625                1.25

June 30, 1999                           2.00                 1.00

September 30, 1999                      1.3125               1.0625

Holders.
--------

     The number of record holders of Graystone's common stock as of November 29, 1999, was approximately 117.

"Restricted Securities."
------------------------

    Sales of "restricted securities" by members of management and others can and will have an adverse effect on any market which may develop in Graystone's common stock. Over 72% of the outstanding common stock of Graystone is owned by present members of management, and the one year holding period required under Rule 144 for all of these "restricted securities" has been satisfied.

Dividends.
----------

     Graystone has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize any available funds for the development of Graystone's current and intended business operations. There are no material restrictions limiting, or that are likely to limit, Graystone's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     Graystone is presently a start-up company, which commenced operations on or about March 24, 1998, following the acquisition of Graystone Nevada, which was organized in 1998. It has limited footwear assets; however, it has no history of operations and has had no revenues.

     In order to commence planned operations of manufacturing and marketing of footwear and shoe products, Graystone will be required to raise approximately $2,000,000 in debt or equity financing. No assurance can be given that it will be successful in this respect.

     Funds raised for this purpose will be utilized as working capital to purchase the necessary equipment and supplies to engage in contemplated operations, and to produce literature for marketing to potential clients.

     Management believes that $2,000,000 will be sufficient operating capital for the first six months of planned operations, at a maximum level, and for 18 months at a modest level.

     Without any funding, Graystone will be unable to commence planned operations.

Results of Operations.
----------------------

     Revenues for the fiscal years ending March 31, 1999 and 1998, were $0 and $0, respectively.

     Graystone had a net loss of ($8,051) during the fiscal year ended March 31, 1998; and a net loss of ($1,123,216) for the year ended March 31, 1999.

     Losses in fiscal 1999 were primarily attributable to expenses incurred by Graystone in negotiations with Carter and the increased general and administrative expenses following the acquisition of Graystone Nevada. There were no operations during fiscal 1998.

Liquidity.
----------

     During the fiscal year ended March 31, 1999, Graystone and its subsidiaries had total expenses of $1,057,071, while receiving $0 in revenues; Graystone and its subsidiaries received $0 in revenues, with total expenses of $8,051 during the fiscal year ended March 31, 1998.

     In fiscal 1998, $7,348 in services was paid by the issuance of common stock, and $1,000 was contributed to capital by a principal stockholder. During fiscal 1999, $300,000 was received from the sale of "restricted securities" (common stock), and an additional 25,000 shares of "restricted securities" (common stock) were issued for services valued at $76,550.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 1999 and 1998

          Independent Auditor's Report-March 31, 1999

          Independent Auditor's Report-March 31, 1998

          Balance Sheet - March 31, 1999

          Statements of Operations from commencement
          of development stage on May 4, 1992 to March 31, 1999
          and the Years ended March 31, 1999 and
          1998

          Statements of Stockholders' Equity (Deficit) for the period May 4, 1992 to March 31, 1999

          Statements of Cash Flows from
         May 4, 1992 to March 31, 1999
          and the Years ended March 31, 1998 and
          1999

          Notes to Financial Statements

                                GRAYSTONE WORLD WIDE, INC.
                                Financial Statements
                                March 31, 1999 and 1998

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Graystone World Wide, Inc.

We have audited the accompanying balance sheet of Graystone World Wide, Inc., (a development stage company) as of March 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and the cumulative amounts since January 16, 1998 (date of commencement of development stage). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone World Wide, Inc., as of March 31, 1999, and the results of its operations and cash flows for the year then ended and the cumulative amounts since January 16, 1998 (date of commencement of development stage), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company is a development stage company with no significant operating revenues to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Tanner + Company
Salt Lake City, Utah
July 14, 1999

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                               Balance Sheet

                                                    March 31,
            Assets                               1999          1998
Current assets:
    Cash                                        $    -        $   980
       Total current assets                          -            980

    Property and equipment, net                   10,308          -
                                                $ 10,308      $   980

            Liabilities and Stockholders' Equity
Current liabilities:
    Cash overdraft                              $     62      $   -
    Accounts payable                              68,713          677
    Accrued liabilities                          113,853          -
    Related party notes payable                  574,043          -
        Total current liabilities                756,671          677

Commitments                                          -            -

Stockholders' equity (deficit):
    Common stock, authorized 20,000,000 shares
     at $.001 par value; 14,807,000 shares and
     14,682,000 shares issued and
     outstanding, respectively                    14,807       14,682
    Additional paid-in capital                   370,097       (6,328)
    Accumulated deficit                       (1,131,267)      (8,051)
        Total stockholders' equity (deficit)    (746,363)         303
        Total liabilities and stockholders'
        equity (deficit)                      $   10,308      $   980

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                     Statement of Operations
                Year Ended March 31, 1999 and 1998
          and Cumulative Amounts Since January 16, 1998
           (Date of Commencement of Development Stage)
[CAPTION]
                                        1999          1998     Cumulative
                                                                 Amounts
[S]                                    [C]         [C]         [C]
Revenue                                 $      -    $      -    $      -
General and administrative expenses      1,057,071       8,051   1,065,122

   Net loss from operations             (1,057,071)     (8,051) (1,065,122)

Other income (expense):
   Interest expense                        (66,145)        -       (66,145)

   Net loss before provision for
   income taxes                         (1,123,216)     (8,051) (1,131,267)

Provision for income taxes                     -           -           -
   Net loss                            $(1,123,216)    $(8,051)$(1,131,267)
   Net loss per common share -
   basic and fully diluted             $      (.08)    $  (.01)$      (.14)

   Weighted average shares              14,754,000   1,452,000   8,103,000

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
           Statement of Stockholders' Equity (Deficit)
                 For the period January 16, 1998
           (Date of Commencement of Development Stage)
                     Through March 31, 1999
                             Common Stock   Additional
                                              Paid-In  Accumulated
                           Shares    Amount  Capital      Deficit      Total
Balance, January 16, 1998        -        -         -         -            -

Shares issued to acquire
Graystone World Wide, Inc.12,787,100   12,787   (14,983)      -        (2,196)

Stock issued in
recapitalization           1,160,200    1,160     1,042       -         2,202

Shares issued for services
$0.001 per share             734,700      735     6,613       -         7,348

Contribution to capital          -        -       1,000       -         1,000

Net (loss)                       -        -         -      (8,051)     (8,051)

Balance, March 31, 1998   14,682,000  $14,682   $(6,328) $ (8,051)   $    303

Issuance of common
stock for:
    Cash                     100,000      100   299,900       -       300,000
    Services                  25,000       25    76,525       -        76,550

Net (loss)                       -        -         -   (1,123,216)(1,123,216)

Balance, March
31, 1999                  14,807,000  $14,807  $370,097$(1,131,267)$ (746,363)

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                           Statement of Cash Flows

                     Years Ended March 31, 1999 and 1998
                 and Cumulative Amounts Since January 16, 1998,
                  (Date of Commencement of Development Stage)
                                          1999          1998    Cumulative
                                                                  Amounts
Cash flows from operating activities:
  Net loss                            $(1,123,216)   $  (8,051) $(1,131,267)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
      Depreciation and amortization         1,091          -          1,091
      Common stock issued for services     76,550        7,348       83,898
      Increase (decrease) in:
         Cash overdraft                        62          -             62
         Accounts payable                  68,036          677       68,713
         Accrued liabilities              113,853          -        113,853

         Net cash used in
         operating activities            (863,624)         (26)    (863,650)

Cash flows from investing activities-
      purchase of property and equipment  (11,399)         -        (11,399)

Cash flows from financing activities:
      Proceeds from related party
      notes payable                       574,043          -        574,043
      Issuance of common stock            300,000        1,006      301,006

         Net cash provided by
         financing activities             874,043        1,006      875,049

         Net (decrease) increase in cash     (980)         980          -

         Cash, beginning of period            980          -            -

         Cash, end of period            $     -         $  980    $     -

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                        Notes to  Financial Statements

                           March 31, 1999 and 1998
1. Summary of Business and Significant Accounting Policies

     Organization

          The Company was incorporated in the state of Delaware on May 4, 1992 under the name Achiote Corporation (Achiote). On March 20, 1999, Achiote changed its name to Graystone World Wide, Inc. (Graystone) in conjunction with the merger with Graystone. The Company is attempting to establish a shoe manufacturing and machinery operation.

          On March 20, 1999, the Company and Graystone completed an Agreement and Plan of Reorganization whereby the Company issued 12,787,100 post split shares of its common stock in exchange for all of the outstanding common stock of Graystone. Immediately prior to the Agreement and Plan or Reorganization, the Company had 1,160,200 post-split shares of common stock issued and outstanding.

          The acquisition was accounted for as a recapitalization of Graystone because the shareholders of Graystone controlled the Company after the acquisition. Therefore, Graystone is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Graystone in the exchange. The Company is the acquiring entity for legal purposes and Graystone is the surviving entity for accounting purposes. On March 20, 1999, the shareholder of the Company authorized a forward stock split of two for one shares of common stock. All references to shares of common stock have been retroactively restated to reflect the forward stock split.

     Development Stage Company

          Effective January 16, 1998, the Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Property and Equipment

          Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives which range from 5 to 7 years.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

          Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

     Earnings Per Share

          The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


     Going Concern

          The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. As of March 31, 1999, the Company had a deficit in working capital, and an accumulated deficit and incurred a loss for the year ended March 31, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. The Company is currently seeking funds through the sale of common stock to both public and private sources.

2.   Property and Equipment

     Property and equipment consist of the following at March 31:

                                                 1999         1998
          Furniture and fixtures               $11,399    $       -
          Accumulated depreciation
          and amortization                      (1,091)           -
                                               $10,308    $       -

3.   Related Party Notes Payable

          At March 31, 1999, the Company had an unsecured, past due note payable to a shareholder with interest at 9.5% totaling $174,043. Accrued interest on the note totaled approximately $17,000 at March 31, 1999.

          At March 31, 1999, the Company had a note payable to an individual that owns a corporate shareholder. The note is due on demand with interest at 9.5%, secured by common stock, with a principal balance of $400,000. Accrued interest on the note totaled approximately $27,000 at March 31, 1999.

4.   Income Taxes

          The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to the loss before provision for income taxes for the following reasons:

                                                    Year Ended
                                                     March 31,
                                             1999          1998   Cumulative
                                                                    Amounts
          Income tax benefit at
           statutory rate                   $382,000     $3,000    $385,000
          Change in valuation
            allowance                       (382,000)    (3,000)   (385,000)
                                            $    -       $  -      $    -

               Deferred tax assets are comprised of the following:
                                                     March 31,
                                                  1999        1998
          Operating loss
          carryforwards                         $382,000     $3,000
          Valuation allowance                   (382,000)    (3,000)
                                                $    -       $  -

          At March 31, 1999, the Company had net operating loss carryforwards of approximately $1,333,000 available to offset future taxable income which begin to expire in 2009. The amount of loss which may be used each year is limited based on several factors which include changes in Company ownership, the fair value of the Company and the federal discount rate.

          No deferred tax assets have been provided for the tax benefits of loss carryforwards due to uncertainty concerning their ultimate realization.

5.   Supplemental Cash Flow Information

     Actual amounts paid for interest are as follows:
                                                Years Ended
                                                  March 31,
                                            1999          1998
          Interest                          $20,000   $     -
          Income taxes                      $   -     $     -

6.   Related Party Transactions

          During the year ended March 31, 1999 the Company advanced $256,500 to a company owned by the majority shareholder of the Company. These advances were used to satisfy liabilities of the Company.

7.   Commitments and Contingencies

     Operating Lease Obligation

          The Company leased certain office space, under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

               Year                               Amount
               2000                              $56,000
               2001                               58,800

                                                $114,800

          Rental expense for the years ended March 31, 1999 and 1998 related to these operating leases was approximately $51,000 and $-0-, respectively.

     Litigation

          Subsequent to March 31, 1999, the Company was named as a defendant in a lawsuit. The estimated contingent loss ranges from zero to nine million dollars. The likelihood of a favorable or unfavorable decision in this case is not currently determinable.

8.   Capital Stock

     Common Shares

          Holders of outstanding common shares are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may from time to time determine. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to the shareholders will be distributable ratably among the common shareholders at that time. Any preferred shares outstanding will be entitled to preferential payments described below before any distribution to common shareholders.

     Preferred Shares

          The Board of Directors is authorized to designate series of preferred shares and to determine and fix the relative rights and preferences governing those shares.

          As of March 31, 1999, there were 1,000,000 preferred shares authorized and no preferred shares issued and outstanding.

9.   Fair Value of Financial Instruments

          None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Effective July 6, 1999, Graystone selected Tanner & Co., Certified Public Accountants of Salt Lake City, Utah, to audit Graystone's financial statements for the fiscal year ended March 31, 1999. Thurman Shaw & Co., LC, Certified Public Accountants of Salt Lake City, Utah, audited the financial statements of Graystone for the fiscal years ended March 31, 1998, 1997 and 1996, and which accompanied Graystone's 10-KSB Annual Report for the year ended March 31, 1998.

     There were no disagreements with the former accountants on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure.

     An 8-K Current Report dated July 6, 1999, respecting this change in accountants has been filed with the Securities and Exchange Commission and is incorporated herein by reference. See Part III, Item 13.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of Graystone. These persons will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Donald J. Hallisy   President           3/98                *
                    Director            3/98                *

Todd L. Kinney      Vice President      4/99                *
                    Director            4/99                *

John L. Melcher     Vice President      3/98               4/1/99
                    Treasurer           3/98               4/1/99

David E. Nelson     Chief Financial     4/99                *
                 Secretary/Treasurer 4/99                *
                 Director            4/99                *

Adam Jory Waxman    Exec. Vice Pres.    3/98               4/1/99
                    CEO                 3/98               4/1/99

          *    These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Donald J. Hallisy. Mr. Hallisy is 65 years of age and has served as a Chief Executive Officer and President of both large and small private companies. Mr. Hallisy has vast experience in both the footwear and apparel industries. For the past 18 years, Mr. Hallisy has been principally involved in the shoe business. During this time period, Mr. Hallisy developed working relationships with various shoe manufacturers across Central and South America.

     Todd L. Kinney, Vice President and Director. Mr. Kinney is 37 years of age. For the past 10 years, Mr. Kinney has been in management positions with different car dealerships throughout the West. Mr. Kinney is presently a student and is unemployed.

     David E. Nelson, CPA, Chief Financial Officer, Secretary/Treasurer and Director. Mr. Nelson, age 56, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of Graystone, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of Graystone:

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

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To the knowledge of management, all reports required to be filed under
Section 16(a) of the 1934 Act, as amended, have been filed by directors, executive officers, promoters and control persons of Graystone.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by Graystone for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Donald J.
Hallisy,    3/31/97    0     0     0     0      0     0   0
President,  3/31/98    0     0     0     0      0     0   0
Director    3/31/99    0     0     0     0      0     0   0


John L.
Melcher,    3/31/97    0     0     0     0      0     0   0
V-Pres.,    3/31/98    0     0     0     0      0     0   0
Treasurer,  3/31/99    0     0     0     0      0     0   0

Adam Jory
Waxman,     3/31/97    0     0     0     0      0     0   0
Exec V-Pres 3/31/98    0     0     0     0      0     0   0
CEO         3/31/99    0     0     0     0      0     0   0


Bonuses and Deferred Compensation.
----------------------------------

     None.

Compensation Pursuant to Plans.
-------------------------------

     None.

Pension Table.
--------------

     None; not applicable.

Other Compensation.
-------------------

     None.

Compensation of Directors.
--------------------------

     None.

Employment Contracts.
---------------------

     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Graystone, with respect to any director or executive officer of Graystone which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Graystone or its subsidiaries, any change in control of Graystone, or a change in the person's responsibilities following a change in control of Graystone.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of Graystone's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


Donald J. Hallisy             77.9%                      13,103,368
2506 Regency Lake Drive
Marietta, GA 30064

                              77.9%                      13,103,368

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of Graystone's directors and executive officers as of the date of this Report:


                           Percentage                   Number
Name and Address           of Class            of Shares Beneficially Owned

Donald J. Hallisy            77.9%                    13,103,368
2506 Regency Lake Drive
Marietta, GA 30064

Todd L. Kinney                  0                          0
9993 South Falcon Hurst Dr.
Sandy, Utah 84092

David E. Nelson                .002%                      50,000
528 14th Avenue
Salt Lake City, Utah 84103

All directors and executive
officers as a group (3)      78.1%                    13,153,368

     Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with Graystone.

Changes in Control.
-------------------

     See the 8-K Current Report dated March 26, 1998, Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which Graystone or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to Graystone to own of record or beneficially more than five percent of Graystone's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which Graystone or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to Graystone to own of record or beneficially more than five percent of Graystone's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions or currently proposed transactions, to which Graystone or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to Graystone to own of record or beneficially more than five percent of Graystone's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     Donald J. Hallisy, the President and a director of Graystone, by virtue of his ownership of in excess of 77% of the outstanding voting securities of Graystone, may be deemed to be a parent of Graystone. For information regarding transactions between Graystone and Mr. Hallisy, see the other headings of this Item.

Transactions with Promoters.
----------------------------

     Except as indicated in the 8-K Current Report dated March 26, 1998, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Graystone or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     The following 8-K Current Reports have been filed by Graystone during the past two fiscal years ended March 31, 1998 and 1999.

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

Certificate of Amendment to Certificate of Incorporation reflecting name change to
"Graystone World Wide, Inc." and forward split of shares

     8-K Current Report dated May 24, 1999, regarding litigation against Graystone.

     8-K Current Report dated July 6, 1999, regarding the change in accountants.

Exhibits*

          (i)
                                       Where Incorporated
                                         in this Report
                                         --------------

     10-KSB Annual Report for            Part I, Item I
     the fiscal year ended               Part II, Item 11
     March 31, 1998

     8-K Current Report dated            Part I, Item I, Part
     March 26, 1998**                    Part III, Items 11 and 12

     8-K Current Report dated            Part I, Item 3
     May 24, 1999**

     8-K Current Report dated            Part II, Item 8
     July 6, 1999**

          (ii)

Exhibit
Number               Description
------               -----------

 21       Subsidiaries of Graystone

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

                                    GRAYSTONE WORLD WIDE, INC.


Date: 11/30/99                      By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President


Date: 11/30/99                      By/s/Todd L. Kinney
      ------------                      ----------------------
                                        Todd L. Kinney,
                                        Vice President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    GRAYSTONE WORLD WIDE, INC.


Date: 11/30/99                      By/s/Donald J. Hallisy
      -------------                     ----------------------
                                        Donald J. Hallisy, Director and
                                        President



Date: 11/30/99                      By/s/Todd L. Kinney
      ------------                      ----------------------
                                        Todd L. Kinney,
                                        Vice President and Director


Date: 11/30/99                      By/s/David E. Nelson
      ------------                      ----------------------
                                        David E. Nelson
                                        Secretary/Treasurer and Director