Form 10QSB
period 1999-06-30
GRAYSTONE WORLD WIDE INC
filed 1999-11-30
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                  68 South Main Street, Suite #600
                    Salt Lake City, Utah 84101
              ---------------------------------------
              (Address of Principal Executive Offices)

                          (801) 355-5826
          -----------------------------------------------
          (Issuer's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 18,267,000 shares of common stock, $.001 par value, outstanding as of November 29, 1999.

Part I.  FINANCIAL INFORMATION

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

Item 1.  Financial Statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                              June 30,         June 30,
                                               1999              1998
ASSETS
Current assets
  Cash                                      $        -         $   65,439
  Inventory                                          -            331,602
  Other current assets                               -              1,500
     Total current assets                            -            398,541

Furniture and fixtures, less
  accumulated depreciation of $1593 and $177       9,806            7,477

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                     -                 -

     Total assets                           $      9,806       $  406,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  accounts payable and accrued liabilities  $    203,163       $      677

  Related Party Note Payable                     400,000              -

Stockholders' equity
  Preferred stock, $.001 par value; 1,000,000
  shares authorized; no shares issued and
  outstanding                                        -                -

  Common stock, $.001 par value; 20,000,000
  shares authorized; 16,807,000 shares and
  14,682,360 shares issued and outstanding        16,807           14,682

  Additional paid-in capital                     562,193          457,868

  Accumulated deficit during the development
  stage                                       (1,172,357)         (67,209)

  Total stockholders' equity                    (593,357)         405,341

     Total liabilities and stockholders'
     equity                                  $     9,806        $ 406,018

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                             Cumulative
                                                                From
                                         For the three        Inception
                                          months ended      (May 4, 1992)
                                            June 30,         to June 30,
                                        1999       1998         1999
Revenues                                $       -   $      -   $       -

Operating expenses
  General and administrative               28,892       56,685   1,094,547
  Depreciation                                502          277       1,879
  Amortization                                  -          -           286
  Interest                                  9,500          -        75,645
Total operating expenses                   38,894       56,962  (1,172,357)

Net (loss)                              $ (38,894)   $ (56,962)$(1,172,357)

Net (loss) per share                    $   (.002)   $   (.004)

Weighted average number of
  shares outstanding                   15,807,600   14,682,360

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                   Formerly Achiote Corporation
                  (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
               April 1, 1995 Through June 30, 1999
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,100   12,787   (12,787)      -            -

Shares issued for services
$0.01 per share              734,700      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,000  $14,682   $(4,132) $(10,247)  $    303

Shares issued for
  Cash                       100,000      100   299,900       -      300,000
  Services                    25,000       25    76,525       -       76,550

Net (loss)                       -        -         -   (1,123,216)(1,123,216)

Balance, March 31, 1999   14,807,000   14,807   372,293 (1,133,463)  (746,363)

Shares issued for debt     2,000,000    2,000   189,900               191,900

Net (loss)                                                 (38,894)   (38,894)

Balance, June 30, 1999    16,807,000  $16,807  $562,193$(1,172,357) $(593,357)

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                             Cumulative
                                                                From
                                         For the three        Inception
                                          months ended      (May 4, 1992)
                                            June 30,         to June 30,
                                        1999       1998         1999
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net (loss)                           $ (38,894) $ (56,962)  $ (1,172,357)

  Add item not requiring the use of cash
     Amortization                            -            -            286
     Depreciation                            502          277        1,879
  Common stock issued for services           -            -         83,898
  Increase in inventory                      -       (331,602)         -
  Increase in other current assets           -         (1,500)         -
  Increase in accounts payable
   and accrued liabilities                20,597          -        203,163

  Net cash flows from operating
   activities                            (17,795)    (389,787)    (883,131)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases of furniture and fixtures        -         (7,754)     (11,399)
  Organization costs                         -             -          (286)
  Net cash flows from investing
    activities                               -         (7,754)     (11,685)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from related party notes
  payable                               (174,043)         -        400,000
  Issuance of common stock               191,900       462,000     494,816
  Contribution to capital                    -            -            -
  Sale of common stock                       -            -            -
  Net cash flows from financing
     activities                           17,857       462,000     894,816

Net increase in cash                          62        64,459         -

Cash balance at beginning of period          (62)          980         -

Cash balance at end of period          $       0  $     65,439   $     -

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Graystone World Wide, Inc. (the "Company" or "Graystone") was incorporated under the laws of the State of Nevada on January 18, 1998. The stated purpose of the Company was to engage without qualification, in any lawful acts, or activity for which a corporation may be organized under the laws of the state of Nevada. Achiote Corporation was incorporated under the laws of the State of Delaware on May 4, 1992, for the purpose of seeking out business opportunities, including acquisitions.

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

Results of Operations
---------------------

     Revenues for the quarter ended June 30, 1999 were $0.

     The Company had a net loss of ($38,894) for the quarter ended June 30, 1999 and ($56,962) for the quarter ended June 30, 1998.

Liquidity
---------

    During the quarter ended June 30, 1999, the Company and its subsidiaries had total expenses of $38,894, while receiving $0 in revenues.

Year 2000.
---------

     There are no known "Year 2000 Issues" with Graystone. All of Graystone's computers, scanners, tape drives and monitors and other information processing hardware and systems are fully Y2K compliant. Each component is warranted by its manufacturer to be Y2K compliant. All software is warranted by its manufacturer to be Y2K compliant. All forms used by the company are Y2K compliant.

     Graystone will ensure that all information processing systems that the Company acquires in the future will be Y2K compliant.

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

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

     Annual Report on Form 10-KSB for the year ended March 31, 1999, filed November 30, 1999 **

              (b)  REPORTS ON FORM 8-K

     8-K Current Report dated March 26, 1998, Regarding the Plan with Graystone Nevada **

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

Certificate of Amendment to Certificate of Incorporation reflecting name change to
"Graystone World Wide, Inc." and forward split of shares

     8-K Current Report dated May 24, 1999, regarding litigation against Graystone **

     8-K Current Report dated July 6, 1999, regarding the change in accountants **


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

                             GRAYSTONE WORLD WIDE, INC.


    Date: 11/29/99           By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 11/30/99           By/s/Todd L. Kinney
                                 -----------------------------
                                 Todd L. Kinney
                                 Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.


    Date: 11/29/99            By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President


    Date: 11/30/99            By/s/Todd L. Kinney
                                 ------------------------------
                                 Todd L. Kinney
                                 Vice President and Director



    Date: 11/30/99            By/s/David E. Nelson
                                 ------------------------------
                                 David E. Nelson
                                 Secretary/Treasurer and Director