Form 10QSB
period 1999-09-30
GRAYSTONE WORLD WIDE INC
filed 1999-11-30
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999


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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                         Balance Sheets
                                             September 30,    September 30,
                                                 1999             1998
ASSETS
Current assets
  Cash                                       $    125          $     19
  Inventory                                       -             687,432

     Total current assets                         125           687,451

Furniture and fixtures, less
  accumulated depreciation of $2095 and $554    9,304            10,846

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                   -                  -

     Total assets                            $  9,429          $698,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities     $246,808          $ 69,535
Related party Notes payable                   402,000           590,544

     Total current liabilities                648,808           660,079

     Total liabilities                        648,808           660,079

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                   -                  -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  18,267,000 shares and 14,782,360
  shares issued and outstanding                18,267            14,782

  Additional paid-in capital                1,465,933           295,768

  Accumulated deficit during the
  development stage                        (2,123,579)         (272,332)

  Total stockholders' equity                 (639,379)           38,218

     Total liabilities and stockholders'
     equity                               $     9,429       $   698,297

          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations
                                                                  Cumulative
                                                                     From
                             For the three   For the six           Inception
                             months ended   months ended        (May 4, 1992)
                             September 30,  September 30,     to September 30,
                           1999      1998   1999       1998           1999
Revenues                    $     -  $     - $       -     $      -   $    -

Operating expenses
  General and administrative 941,220  204,846   970,112    261,351  2,035,767
  Depreciation                   502      277     1,004        554      2,381
  Amortization                    -        -         -           -        286
  Interest                     9,500       -     19,000          -     85,145
Total operating expenses     951,222  205,123   990,116    262,085  2,123,579

Net (loss)                 $(951,222)(205,123) (990,116)  (262,085)(2,123,579)

Net (loss) per share       $   (0.05) $ (0.01) $  (0.06)  $  (0.02)

Weighted average number of
  shares outstanding       17,537,000 14,734,360 16,537,000 14,721,158

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through September 30, 1999
                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total
Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,100   12,787   (12,787)      -            -

Shares issued for services
$0.01 per share              734,700      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,000  $14,682   $(4,132) $(10,247)  $    303

Shares issued for cash       100,000      100   299,900       -      300,000

Shares issued for services    25,000       25    76,525       -       76,550

Net (loss)                       -        -         -  (1,123,216)(1,123,216)

Balance, March 31, 1999   14,807,000   14,807   372,293(1,133,463)  (746,363)

Shares issued for Debt     2,000,000    2,000   189,900       -      191,900

Shares issued for Services 1,460,000    1,460   903,740       -      905,200

Net loss                         -        -         -    (990,116)  (990,116)

Balance, September
30, 1999                  18,267,000  $18,267$1,465,933$(2,123,579)$(639,379)

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                                                  Cumulative
                                                                     From
                             For the three   For the six           Inception
                             months ended   months ended        (May 4, 1992)
                             September 30,  September 30,     to September 30,
                           1999      1998   1999       1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)              $(951,222)$(205,123)$(990,116)$(262,085)$(2,123,579)

  Add items not requiring the use of
  cash
     Amortization               -         -         -        -            286
     Depreciation               502       277     1,004      554        2,381

  Increase in inventory         -    (354,330)      -   (687,432)         -
  Increase in accounts
  payable and accrued
  liabilities                43,645    68,858    64,180   68,858      246,808
  Common stock issued for
  Services                  905,200       -     905,200      -        995,098

  Net cash flows from operating
  activities                  1,875  (490,318)  (19,732)(880,105)    (879,006)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and
  fixtures                      -      (3,646)      -    (11,400)     (11,400)
  Organization costs            -         -         -        -           (286)

  Net cash flows from investing
  activities                    -      (3,646)      -    (11,400)     (11,686)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party
  notes payable                 -     407,963       -    407,963      400,000
  Proceeds from shareholder
  loan                        2,000    20,581  (172,043) 182,581        2,000
  Payments on long-term debt    -         -         -        -            -
  Payments on shareholder loan  -         -         -        -            -
  Issuance of common stock      -     100,000   191,900  300,000      488,817

  Net cash flows from financing
  activities                  2,000   428,544    19,857  890,544      890,817

Net increase/(decrease) in cash 125   (65,420)      125     (961)         125

Cash balance at beginning of
period                            0    65,439       -        980          -

Cash balance at end of period $ 125        19       125       19          125

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

Results of Operations
---------------------

     Revenues for the quarter ended September 30, 1999 were $0.

     The Company had a net loss of ($990,116) for the six months ended September 30, 1999 and ($262,085) for the six months ended September 30, 1998.

Liquidity
---------

    For the six months ended September 30, 1999, the Company and its subsidiaries had total expenses of $990,116, while receiving $0 in revenues.


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