Form 10KSB/A
period 1999-03-31
GRAYSTONE WORLD WIDE INC
filed 2000-01-21
CIK 919599

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A

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

Business.
---------

     Graystone is a holding company specializing in the international footwear industry. (sentence deleted.) It has limited footwear assets in its wholly-owned subsidiary, Graystone Worldwide, Inc. ("Graystone Nevada"), but has no current business operations. See the 8-K Current Report dated March 26, 1998, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

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

     None.
                                  PART II

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          March 31, 1999 and 1998

          Independent Auditor's Report-March 31, 1999

          Independent Auditor's Report-March 31, 1998

          Consolidated Balance Sheet - March 31, 1999

          Consolidated Statements of Operations from commencement
          of development stage on May 4, 1992 to March 31, 1999
          and the Years ended March 31, 1999 and
          1998

          Statements of Consolidated Stockholders' Equity (Deficit) for the period May 4, 1992 to March 31, 1999

          Consolidated Statements of Cash Flows from
          May 4, 1992 to March 31, 1999
          and the Years ended March 31, 1998 and
          1999

          Notes to Consolidated Financial Statements

                                GRAYSTONE WORLD WIDE, INC.
                                Consolidated Financial Statements
                                March 31, 1999 and 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Graystone World Wide, Inc.


We have audited the accompanying consolidated balance sheet of Graystone World Wide, Inc. and subsidiary, (a development stage company) as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and the cumulative amounts since January 16, 1998 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graystone World Wide, Inc., as of March 31, 1999, and the results of their operations and their cash flows for the year then ended and the cumulative amounts since January 16, 1998 (date of commencement of development stage), in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company is a development stage company with no significant operating revenues to date and has a significant accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         TANNER + CO.


Salt Lake City, Utah
July 14, 1999

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


THURMAN SHAW & CO., L.C.

Bountiful, Utah
July 9, 1998

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet

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

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
               Consolidated Statement of Operations
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

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
     Statement of Consolidated Stockholders' Equity (Deficit)
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

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows

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

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements

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


     Going Concern

          The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As of March 31, 1999, the Company had a deficit in working capital, and an accumulated deficit and incurred a loss for the year ended March 31, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                    GRAYSTONE WORLD WIDE, INC.


Date: 1/21/2000                     By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    GRAYSTONE WORLD WIDE, INC.


Date: 1/21/2000                     By/s/Donald J. Hallisy
      -------------                     ----------------------
                                        Donald J. Hallisy, Director and
                                        President



Date: 1/21/2000                     By/s/David E. Nelson
      ------------                      ----------------------
                                        David E. Nelson
                                        Secretary/Treasurer and Director