Form 10QSB
period 1999-12-31
GRAYSTONE WORLD WIDE INC
filed 2000-03-14
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                    Commission File No.    0-23498

                     GRAYSTONE WORLD WIDE, INC.
           ---------------------------------------------
           (Name of Small Business Issuer in its Charter)

          DELAWARE                                       33-0601487
  -------------------------------                   --------------------
  (State or Other Jurisdiction of                   (IRS Employer ID No.)
   incorporation or organization)

                    2506 Regency Lake Drive
                    Marietta, Georgia  30062
              ---------------------------------------
              (Address of Principal Executive Offices)

                          (770) 973-0673
          -----------------------------------------------
          (Issuer's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 18,267,000 shares of common stock, $.001 par value, outstanding as of March 13,1999.

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
                  (A Development Stage Company)
                         Balance Sheets

                                              December 31,    December 31,
                                                 1999             1998

ASSETS
Current assets
  Cash                                       $    109          $     19
  Inventory                                       -             687,432

     Total current assets                         109           687,451

Furniture and fixtures, less
  accumulated depreciation of $2597 and $554    8,802            10,846

Other assets
  Organization costs, net of accumulated
  amortization of $286 and $286                   -                  -

     Total assets                            $  8,911          $698,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities     $130,758          $100,646
Related party Notes payable                   558,183           605,887

     Total current liabilities                688,941           706,563

     Total liabilities                        688,941           706,563

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                   -                  -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  18,267,000 shares and 14,782,360
  shares issued and outstanding                18,267            14,782

  Additional paid-in capital                1,465,933           295,768

  Accumulated deficit during the
  development stage                        (2,164,230)         (319,372)

  Total stockholders' equity                 (680,030)           (8,822)

     Total liabilities and stockholders'
     equity                               $     8,911       $   697,741


          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations

                                                                  Cumulative
                                                                     From
                             For the three   For the nine          Inception
                             months ended   months ended        (May 4, 1992)
                             December 31,   December 31,       to December 31,
                           1999      1998   1999       1998           1999

Revenues                    $     -  $     - $       -     $      -   $    -

Operating expenses
  General and administrative 941,220  204,846   970,112    261,351  2,035,767
  Depreciation                   502      277     1,004        554      2,381
  Amortization                    -        -         -           -        286
  Interest                     9,500       -     19,000          -     85,145
Total operating expenses     951,222  205,123   990,116    262,085  2,123,579

Net (loss)                 $(951,222)(205,123) (990,116)  (262,085)(2,123,579)

Net (loss) per share       $   (0.05) $ (0.01) $  (0.06)  $  (0.02)

Weighted average number of
  shares outstanding       18,267,000 14,807,000 16,537,000 14,721,158

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through December 31, 1999

                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total

Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,100   12,787   (12,787)      -            -

Shares issued for services
$0.01 per share              734,700      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,000  $14,682   $(4,132) $(10,247)  $    303

Shares issued for cash       100,000      100   299,900       -      300,000

Shares issued for services    25,000       25    76,525       -       76,550

Net (loss)                       -        -         -  (1,123,216)(1,123,216)

Balance, March 31, 1999   14,807,000   14,807   372,293(1,133,463)  (746,363)

Shares issued for Debt     2,000,000    2,000   189,900       -      191,900

Shares issued for Services 1,460,000    1,460   903,740       -      905,200

Net loss                         -        -         -    (990,116)  (990,116)

Balance, December
31, 1999                  18,267,000  $18,267$1,465,933$(2,123,579)$(639,379)

              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                                  Cumulative
                                                                     From
                             For the three   For the nine          Inception
                             months ended   months ended        (May 4, 1992)
                             December 31,   December 31,       to December 31,
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

3.   NOTE PAYABLE - SHAREHOLDER

     During the period ended September 30, 1998, a company owned by a major shareholder advanced the Company funds. The note is a demand note that is non-interest bearing. The balance at December 31, 1999 is $174,043.

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

Results of Operations
---------------------

     Revenues for the quarter ended December 31, 1999 were $0.

     The Company had a net loss of ($990,116) for the nine months ended December 31, 1999 and ($262,085) for the nine months ended December 31, 1998.

Liquidity
---------

    For the nine months ended December 31, 1999, the Company and its subsidiaries had total expenses of $990,116, while receiving $0 in revenues.


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

                             GRAYSTONE WORLD WIDE, INC.




    Date: 03/13/00           By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President




    Date: 03/13/00           By/s/Norman J. McCallum
                                 -----------------------------
                                 Norman J. McCallum
                                 Secretary and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.




    Date: 03/13/00           By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President




    Date: 03/13/00           By/s/Norman J. McCallum
                                 -----------------------------
                                 Norman J. McCallum
                                 Secretary and Director