Form 10KSB
period 2000-03-31
GRAYSTONE WORLD WIDE INC
filed 2000-08-15
CIK 919599

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

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

                   2506 Regency Lake Drive
                  Marietta, Georgia 30062
                     --------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (770) 973-0673

                 682 South Main Street, Suite 600
                     Salt Lake City, Utah 84101
                     -----------------------
  (Former Name or Former Address, if changed since last Report)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  March 31, 2000
-$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    August 11, 2000 - $1,278,408. There are approximately 5,113,632 shares of common voting stock of the Registrant held by non-affiliates. During the past two years, there has been no "established public market" for shares of common voting stock of the Registrant. This valuation is based upon the average bid price for shares of common stock of the Registrant on the OTC Bulletin Board of the NASD on such date.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           August 11, 2000

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For information regarding the business development of Graystone World Wide, Inc. ("Graystone" or the "Company"), see the 10-KSB Annual Report of Graystone for the fiscal year ended March 31, 1999, which was filed with the Securities and Exchange Commission on November 30, 1999 and as amended on January 21, 2000 both of which are incorporated herein by reference. See Part III, Item 13.

     Graystone had no material operations during the fiscal year ended March 31, 2000, with the exception of negotiations to acquire various enterprises engaged in the manufacture and/or sale of footwear; none of these negotiations resulted in any acquisition; however, legal proceedings were instituted against Graystone on or about May 5, 1999, by Carter Footwear, Inc.("Carter Footwear") and DEL-Line, L.L.C. ("DEL-Line")respecting negotiations with these entities to acquire Carter Footwear. See Part I, Item 3.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     Graystone currently maintains its corporate headquarters in Marietta, Georgia, at 2506 Regency Lake Drive.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     See the 8-K Current Report dated March 15, 2000 and April 24, 2000 which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference.

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

     The range of high and low bid quotations for Graystone's common stock during the quarter ended June 30, 1998, and through the quarters ended July 31, 2000, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.



                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


June 30, 1998                           9.125                9.00

September 30, 1998                      9.125                7.00

December 31, 1998                       7.00                 2.00

March 31, 1999                          5.625                1.25

June 30, 1999                           2.00                 1.00

September 30, 1999                      1.3125               1.0625

December 31, 1999                       1.125                 0.375

March 31, 2000                          0.500                0.14


Holders.
--------

     The number of record holders of Graystone's common stock as of August 11, 2000, was approximately 158.

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

Results of Operations.
----------------------

     Revenues for the fiscal years ending March 31, 2000 and 1999, were $0 and $0, respectively.

     Graystone had a net loss of ($1,123,216) during the fiscal year ended March 31, 1999; and a net loss of ($0) for the year ended March 31, 2000.

     Losses in fiscal 1999 were primarily attributable to expenses incurred by Graystone in negotiations with Carter and the increased general and administrative expenses following the acquisition of Graystone Nevada. There were no operations during fiscal 1998.

Liquidity.
----------

     During the fiscal year ended March 31, 2000, Graystone and its subsidiaries had total expenses of $0, while receiving $0 in revenues; Graystone and its subsidiaries received $0 in revenues, with total expenses of $1,057,071 during the fiscal year ended March 31, 1999.

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

          Consolidated Financial Statements for the years ended
          March 31, 2000 and 1999

          Independent Auditor's Report-March 31, 1999

          Independent Auditor's Report-March 31, 1998

          Consolidated Balance Sheet - March 31, 2000

          Consolidated Statements of Operations from commencement of development stage on May 4, 1992 to March 31, 2000 and the Years ended March 31, 2000 and 1999.

          Statements of Consolidated Stockholders' Equity (Deficit) for the period May 4, 1992 to March 31, 2000

          Consolidated Statements of Cash Flows from
          May 4, 1992 to March 31, 2000
          and the Years ended March 31, 2000 and 1999

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


THURMAN SHAW & CO., L.C.

Bountiful, Utah
July 9, 1998


                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                               Balance Sheet

                                                    March 31,

            Assets                               2000          1999
Current assets:
    Cash                                        $    -        $   -
       Total current assets                          -            -

    Property and equipment, net                   10,308       10,308
                                                $ 10,308      $   -

            Liabilities and Stockholders' Equity
Current liabilities:
    Cash overdraft                              $     62      $    62
    Accounts payable                              68,713       68,713
    Accrued liabilities                          113,853      113,853
    Related party notes payable                  574,043      574,043
        Total current liabilities                756,671      756,671

Commitments                                          -            -

Stockholders' equity (deficit):
    Common stock, authorized 20,000,000 shares
     at $.001 par value; 14,807,000 shares and
     14,682,000 shares issued and
     outstanding, respectively                    14,682       14,682
    Additional paid-in capital                   370,097      370,097
    Accumulated deficit                       (1,131,267)  (1,131,267)
        Total stockholders' equity (deficit)    (746,363)    (746,363)
        Total liabilities and stockholders'
        equity (deficit)                      $   10,308     $ 10,308

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                     Statement of Operations
                Year Ended March 31, 2000 and 1999
          and Cumulative Amounts Since January 16, 1998
           (Date of Commencement of Development Stage)
[CAPTION]
                                        2000          1999     Cumulative
                                                                 Amounts
[S]                                    [C]         [C]         [C]
Revenue                                 $      -    $      -    $      -
General and administrative expenses            -     1,057,071   1,065,122

   Net loss from operations                    -    (1,057,071) (1,065,122)

Other income (expense):
   Interest expense                            -       (66,145)    (66,145)

   Net loss before provision for
   income taxes                                -    (1,123,216) (1,131,267)

Provision for income taxes                     -           -           -
   Net loss                                    -    (1,123,216)$(1,131,267)
   Net loss per common share -
   basic and fully diluted             $      (.00)    $  (.08)$      (.14)

   Weighted average shares              14,754,000  14,754,000  14,754,000

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
           Statement of Stockholders' Equity (Deficit)
                 For the period January 16, 1998
           (Date of Commencement of Development Stage)
                     Through March 31, 2000

                             Common Stock   Additional
                                              Paid-In  Accumulated
                           Shares    Amount  Capital      Deficit      Total

Balance, January 16, 1998        -        -         -         -            -

Shares issued to acquire
Graystone World Wide, Inc.12,787,100   12,787   (14,983)      -        (2,196)

Stock issued in
recapitalization           1,160,200    1,160     1,042       -         2,202

Shares issued for services
$0.001 per share             734,700      735     6,613       -         7,348

Contribution to capital          -        -       1,000       -         1,000

Net (loss)                       -        -         -      (8,051)     (8,051)

Balance, March 31, 1998   14,682,000  $14,682   $(6,328) $ (8,051)   $    303

Issuance of common
stock for:
    Cash                     100,000      100   299,900       -       300,000
    Services                  25,000       25    76,525       -        76,550

Net (loss)                       -        -         -   (1,123,216)(1,123,216)

Balance, March
31, 1999                  14,807,000  $14,807  $370,097$(1,131,267)$ (746,363)

Balance, March
31, 2000                  14,807,000  $14,807  $370,097$(1,131,267)$ (746,363)

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                           Statement of Cash Flows

                     Years Ended March 31, 2000 and 1999
                 and Cumulative Amounts Since January 16, 1998,
                  (Date of Commencement of Development Stage)

                                          2000          1999    Cumulative
                                                                  Amounts

Cash flows from operating activities:
  Net loss                            $     -      $(1,123,216) $(1,131,267)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
      Depreciation and amortization         -            1,091        1,091
      Common stock issued for services      -           76,550       83,898
      Increase (decrease) in:
         Cash overdraft                     -               62           62
         Accounts payable                   -           68,036       68,713
         Accrued liabilities                -          113,853      113,853

         Net cash used in
         operating activities               -         (863,624)    (863,650)

Cash flows from investing activities-
      purchase of property and equipment    -          (11,399)     (11,399)

Cash flows from financing activities:
      Proceeds from related party
      notes payable                         -          574,043      574,043
      Issuance of common stock              -          300,000      301,006

         Net cash provided by
         financing activities               -          874,043      875,049

         Net (decrease) increase in cash    -             (980)         -

         Cash, beginning of period          -              -            -

         Cash, end of period            $     -         $  -      $     -

                    GRAYSTONE WORLD WIDE, INC.
                  (A Development Stage Company)
                        Notes to  Financial Statements

                           March 31, 2000, 1999 and 1998
1. Summary of Business and Significant Accounting Policies

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

2.   Property and Equipment

     Property and equipment consist of the following at March 31:

                                                 2000         1999
          Furniture and fixtures               $11,399    $  11,399
          Accumulated depreciation
          and amortization                      (1,091)      (1,091)
                                               $10,308    $  10,308

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

4.   Income Taxes

          The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to the loss before provision for income taxes for the following reasons:

                                                    Year Ended
                                                     March 31,
                                             2000          1999   Cumulative
                                                                    Amounts
          Income tax benefit at
           statutory rate                   $   -       382,000    $385,000
          Change in valuation
            allowance                           -      (382,000)   (385,000)
                                            $    -       $  -      $    -

               Deferred tax assets are comprised of the following:
                                                     March 31,
                                                  2000        1999
          Operating loss
          carryforwards                          385,000    385,000
          Valuation allowance                   (385,000)  (385,000)
                                                $    -       $  -

          At March 31, 2000, the Company had net operating loss carryforwards of approximately $1,333,000 available to offset future taxable income which begin to expire in 2009. The amount of loss which may be used each year is limited based on several factors which include changes in Company ownership, the fair value of the Company and the federal discount rate.

          No deferred tax assets have been provided for the tax benefits of loss carryforwards due to uncertainty concerning their ultimate realization.

5.   Supplemental Cash Flow Information

     Actual amounts paid for interest are as follows:
                                                Years Ended
                                                  March 31,
                                            2000          1999
          Interest                          $  -      $  20,000
          Income taxes                      $   -     $     -

6.   Related Party Transactions

          During the year ended March 31, 1999 the Company advanced $256,500 to a company owned by the majority shareholder of the Company. These advances were used to satisfy liabilities of the Company.
          No additional advances were made during physical year 2000.

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

                                                $114,800

          Rental expense for the years ended March 31, 2000 and 1999 related to these operating leases was approximately $-0- and $51,000 respectively.

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

          As of March 31, 2000, there were 1,000,000 preferred shares authorized and no preferred shares issued and outstanding.

9.   Fair Value of Financial Instruments

          None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

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




                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------


Donald J. Hallisy   President           3/98                *
                    Director            3/98                *

Arnold Sommers      Director            4/99                *

Stephen W. Brown    Director            4/99                *

Kenneth Weiss       Director            4/99                *

Norman J. McCallum  Director            4/99                *


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

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of Graystone's directors and executive officers as of the date of this Report:


                           Percentage                   Number
Name and Address           of Class            of Shares Beneficially Owned

Donald J. Hallisy            77.9%                    13,103,368
2506 Regency Lake Drive
Marietta, GA 30064

All directors and executive
officers as a group (3)      77.9%                    13,103,368

     Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with Graystone.

Changes in Control.
-------------------

     See the 8-K Current Report dated April 24, 2000, Item 5.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     The following 8-K Current Reports have been filed by Graystone during the past three fiscal years ended March 31, 1998, 1999, 2000.

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

     8-K Current Report dated March 15, 2000, regarding change of control

     8-K Current Report dated March 15, 2000, regarding change of control

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

                                    GRAYSTONE WORLD WIDE, INC.


Date: 08/14/2000                    By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President


Date: 08/14/2000                    By/s/Norman J. McCallum
      ------------                      ----------------------
                                        Norman J. McCallum,
                                        Secretary/Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    GRAYSTONE WORLD WIDE, INC.


Date: 08/14/2000                    By/s/Donald J. Hallisy
      ------------                      ----------------------
                                        Donald J. Hallisy, Director and
                                        President


Date: 08/14/2000                    By/s/Norman J. McCallum
      ------------                      ----------------------
                                        Norman J. McCallum,
                                        Secretary/Director