Form 10QSB
period 2000-06-30
GRAYSTONE WORLD WIDE INC
filed 2000-08-15
CIK 919599

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 18,267,000 shares of common stock, $.001 par value, outstanding as of August 11, 2000.

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
                  (A Development Stage Company)
                         Balance Sheets

                                                June 30         June 30,
                                                 2000             1999

ASSETS
Current assets
  Cash                                       $      0          $      0
  Inventory                                         0                 0

     Total current assets                           0                 0

Furniture and fixtures, less
  accumulated depreciation                      8,802             9,806

Other assets
  Organization costs, net of accumulated
  amortization                               $      0          $      0

     Total assets                            $  8,802          $  9,806

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities     $130,758          $203,163
Related party Notes payable                   400,000           400,000

     Total current liabilities                530,758           603,163

     Total liabilities                        530,758           603,163

Stockholders' equity
  Preferred stock, $.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                   -                  -

  Common stock, $.001 par value;
  20,000,000 shares authorized;
  18,267,000 shares and 16,807,000
  shares issued and outstanding                18,267            16,807

  Additional paid-in capital                        0           562,193

  Accumulated deficit during the
  development stage                        (2,164,230)       (1,172,357)

  Total stockholders' equity               (2,145,963)         (593,357)

     Total liabilities and stockholders'
     equity                               $     8,802       $     9,806


          See accompanying notes to financial statements

                   GRAYSTONE WORLD WIDE, INC.
                  Formerly Achiote Corporation
                  (A Development Stage Company)
                    Statements of Operations

                                                                  Cumulative
                                                                     From
                             For the three                         Inception
                             months ended                       (May 4, 1992)
                                June 30,                       to June 30,
                           2000      1999                             2000

Revenues                    $     -  $                            -   $    -

Operating expenses
  General and administrative       0   28,892                       2,035,767
  Depreciation                     0      502                           2,381
  Amortization                     0        0                             286
  Interest                         0    9,500                          85,145
Total operating expenses           0   38,894                       2,123,579

Net (loss)                 $       0 ( 38,894)                     (2,123,579)

Net (loss) per share       $       0  $(0.002)

Weighted average number of
  shares outstanding       18,267,000 15,807,600

          See accompanying notes to financial statements

                    GRAYSTONE WORLD WIDE, INC.
                    Formerly Achiote Corporation
                  (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
             April 1, 1995 Through June 30, 2000

                                                       Accumulated
                                                         Deficit
                             Common Stock   Additional  During the
                                              Paid-In   Development
                           Shares    Amount  Capital      Stage      Total

Balance, April 1, 1995     1,160,200  $ 1,160   $ 1,042   $(1,554)  $    648
Retroactively Restated

Net (loss)                       -        -         -        (430)      (430)

Balance, March 31, 1996    1,160,200  $ 1,160   $ 1,042   $(1,984)  $    218

Net (loss)                       -        -         -        (212)      (212)

Balance, March 31, 1997    1,160,200    1,160     1,042    (2,196)         6

Shares issued to acquire 100%
of the outstanding shares of
Graystone World Wide, Inc.12,787,100   12,787   (12,787)      -            -

Shares issued for services
$0.01 per share              734,700      735     6,613    (7,348)         -

Contribution to capital          -        -       1,000       -        1,000

Net (loss)                       -        -         -        (703)      (703)

Balance, March 31, 1998   14,682,000  $14,682   $(4,132) $(10,247)  $    303

Shares issued for cash       100,000      100   299,900       -      300,000

Shares issued for services    25,000       25    76,525       -       76,550

Net (loss)                       -        -         -  (1,123,216)(1,123,216)

Balance, March 31, 1999   14,807,000   14,807   372,293(1,133,463)  (746,363)

Shares issued for Debt     2,000,000    2,000   189,900       -      191,900

Shares issued for Services 1,460,000    1,460   903,740       -      905,200

Net loss                         -        -         -    (990,116)  (990,116)

Balance, December
31, 1999                  18,267,000  $18,267$1,465,933$(2,123,579)$(639,379)

Balance, June
30, 2000                  18,267,000  $18,267$1,465,933$(2,123,579)$(639,379)
              See accompanying notes to financial statements

                        GRAYSTONE WORLD WIDE, INC.
                       Formerly Achiote Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                                  Cumulative
                                                                     From
                             For the three                         Inception
                             months ended                       (May 4, 1992)
                                June 30,                       to June 30,
                           2000      1999                             2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)              $       0 $( 38,894)                    $(2,123,579)

  Add items not requiring the use of
  cash
     Amortization                 0         0                             286
     Depreciation                 0       502                           2,381

  Increase in inventory           0         0                             -
  Increase in accounts
  payable and accrued
  liabilities                     0    20,597                         246,808
  Common stock issued for
  Services                        0         0                         995,098

  Net cash flows from operating
  activities                      0  ( 17,795)                       (879,006)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and
  fixtures                        0         0                         (11,400)
  Organization costs              0         0                            (286)

  Net cash flows from investing
  activities                      0         0                         (11,686)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party
  notes payable                   0  (174,043)                        400,000
  Proceeds from shareholder
  loan                            0         0                           2,000
  Payments on long-term debt      0         0                             -
  Payments on shareholder loan    0         0                             -
  Issuance of common stock        0   191,900                         488,817

  Net cash flows from financing
  activities                      0    17,857                         890,817

Net increase/(decrease) in cash   0       162                             125

Cash balance at beginning of
period                            0       (62)                            -

Cash balance at end of period $   0         0                             125

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

4.   LONG-TERM DEBT

     The long-term debt consists of the following at June 30, 2000:
                                                    2000           1999

          Note payable to a financial institution;
          a demand note that is non-interest
          bearing                                  $ 399,500    $399,500

          Total long-term debt                       399,500    $399,500

          Less current portion                      (399,500)   (399,500)

          Long-term debt                           $     -      $      -

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

Results of Operations
---------------------

     Revenues for the quarter ended June 30, 2000 were $0.

     The Company had a net loss of ($ 0) for the three months ended June
30, 2000.

Liquidity
---------

    For the three months ended June 30, 2000, the Company and its subsidiaries had total expenses of $ 0, while receiving $0 in revenues.


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

     Change of Company Directors - see 8K's filed March 15, 2000 and April 24, 2000.

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

     Annual Report on Form 10-KSB for the year ended March 31, 2000, filed August 15, 2000 **

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

Certificate of Amendment to Certificate of Incorporation reflecting name change to
"Graystone World Wide, Inc." and forward split of shares

     8-K Current Report dated May 24, 1999, regarding litigation against Graystone **

     8-K Current Report dated July 6, 1999, regarding the change in accountants **

     8-K Current Report dated March 15, 2000, regarding the change in company control persons **

     8-K Current Report dated April 24, 2000, regarding the change in company control persons **

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

                             GRAYSTONE WORLD WIDE, INC.




    Date: 08/15/2000         By/s/Donald J. Hallisy
                                 -----------------------------
                                 Donald J. Hallisy
                                 Director and President




    Date: 08/15/2000         By/s/Norman J. McCallum
                                 -----------------------------
                                 Norman J. McCallum
                                 Secretary and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             GRAYSTONE WORLD WIDE, INC.




    Date: 08/15/2000         By/s/Donald J. Hallisy
                                 ------------------------------
                                 Donald J. Hallisy
                                 Director and President




    Date: 08/15/2000         By/s/Norman J. McCallum
                                 -----------------------------
                                 Norman J. McCallum
                                 Secretary and Director